Form 10-Q
period 2012-10-31
Energizer Tennis Inc.
filed 2012-11-28
CIK 1551906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-182199

Energizer Tennis Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom
(Address of principal executive offices) (Zip Code)

+44 0203 086 8131
(Registrant’s telephone number, including area code)
________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

As of November 27, 2012, there were 2,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Energizer Tennis Inc.
(A Development Stage Company)
Balance Sheets
	As of October 31, 2012 (Unaudited)	As of April 30, 2012 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,881	$2,223

Total Current Assets	1,881	2,223

FIXED ASSETS
Intangibles- website development, net of accumulated amortization of $870 and $366, respectively.	17,121	12,808
Plant, Property, Equipment, net of accumulated depreciation of $421 and $266, respectively	826	981

Total Fixed Assets	17,947	13,789

TOTAL ASSETS	$19,828	$16,012

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	31,546	-
Advances from Stockholders	3,259	-
Total Liabilities	34,805	-

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares, 0 shares issued and outstanding.	-	-
Common stock, $.001 par value. Authorized 100,000,000 shares, 2,000,000 shares issued and outstanding.	2,000	2,000
Additional Paid in Capital	22,940	21,140

Retained (deficit) during development stage	(39,917)	(7,127)
Total Energizer Tennis Inc. Stockholders' Equity	(14,977)	16,013
TOTAL LIABILITIES & EQUITY (DEFICIT)	$19,828	$16,013

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	June 16, 2011 (inception) through October 31, 2012

Revenues
Revenues	$-	$-	$-	$-	$48

Cost of Goods Sold
Cost of Goods Sold	-	-	-	-	2

Gross Profit	-	-	-	-	46

General & Administrative Expenses
Depreciation and Amortization	368	-	659	-	1,291
General & Administrative Expenses	1,041	555	2,201	938	6,561
Professional Fees	15,595		29,930	-	32,112

Total General & Administrative Expenses	17,004	555	32,790	938	39,964

Operating loss	$(17,004)	(555)	(32,790)	(938)	(39,918)

Net loss	(17,004)	(555)	(32,790)	(938)	(39,918)

Loss per share
Basic	(0.01)	(0.00)	(0.02)	(0.00)
Diluted	(0.01)	(0.00)	(0.02)	(0.00)

Weighted average number of common shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Statement of Changes in Equity

	Common Stock	Common Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total

Balance, June 16, 2011	-	-	-	-	-

Stock Issued for cash on June 24, 2011 @ $0.01 per share	2,000,000	2,000	18,000	-	20,000

Contribution of facilities rent – related party			3,140	-	3,140

Net Loss, April 30, 2012				(7,127)	(7,127)

Balance, April 30, 2012 (Audited)	2,000,000	2,000	21,140	(7,127)	16,013

Contribution of facilities rent – related party			1,800	-	1,800

Net Loss, October 31, 2012				(32,790)	(32,790)

Balance, October 31, 2012 (unaudited)	2,000,000	2,000	22,940	(39,917)	(14,977)

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	June 16, 2011 (inception) through October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,790)	$(938)	$(39,918)
Adjustments to reconcile Net Loss to net cash provided by operations:
Depreciation and Amortization	659	-	1,291
Additional paid-in capital in exchange for facilities provided by related party	1,800	-	4,940
Increase/Decrease in accounts payable	31,546	-	31,546
Advances from Stockholders	3,259	-	3,259
Net cash used in Operating Activities	4,474	(938)	1,118

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	(1,247)	(1,247)
Intangibles	(4,816)	(9,242)	(17,991)
Net cash used in Investing Activities	(4,816)	(10,489)	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,000	20,000
Retained Earnings	-	-	-
Net cash provided by Financing Activities	-	20,000	20,000

Net cash increase for period	(342)	8,573	1,881

Cash at beginning of period	2,223	-	-

Cash at end of period	$1,881	8,573	$1,881

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)
NOTE 1 - BACKGROUND INFORMATION

Organization and Business

Energizer Tennis Inc. was incorporated on June 16, 2011 in the State of Nevada for the purpose of developing, producing and selling instructional tennis videos to the global tennis community. The videos are available to view or download online, either via our website or via iTunes where our apps are available. Consumers can pay for an annual online subscription to the website which gives access to instructional videos and a host of expert tennis advice.  Additionally, per download charges allow consumers to purchase our apps online. Our target market varies from beginners to individuals who compete regularly including all tennis enthusiasts wanting to improve any aspect of their game.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected April 30 as its fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and use of estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  The Company has issued options to several investors, upon their purchase of shares.  Options, whose strike price is less than the current market value, are considered common stock equivalents and are included in dilutive earnings per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of October 31, 2012 the Company held no inventory.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from planned operations.  It plans to realize revenues from the sale of instructional tennis videos. The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1.	persuasive evidence of an arrangement exists;

2.	the product has been shipped or the services have been rendered to the customer;

3.	the sales price is fixed or determinable; and,

4.	collectability is reasonably assured.

Major revenue activities are expected to be generated from the sale of instructional tennis videos, providing professional tennis coaching, providing access to online player management tools including tournament program scheduling, nutrition programs, injury prevention booklets, arranging tennis holidays, sale of company branded merchandise.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at October 31, 2012.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency

The Company’s functional currency is the United States Dollar (USD) and its reporting currency is also the USD.  Foreign currency transactions are primarily undertaken in the British Pound (GBP).

The financial statements of the Company are translated to USD in accordance with ASC 830, Foreign Currency Translation Matters.  Assets and liabilities are translated at the current exchange rate prevailing at the balance sheet date. Equity accounts are translated at historical amounts. Revenues and expenses are translated using average rates during the year.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in Stockholders’ Equity.

Stock Based Compensation

The company had no stock-based compensation plans or stock issuances for services during the period ended October 31, 2012.

Commitments and Contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Shipping Costs

The company incurs no shipping costs as products and services are web-based and sales are completed on line.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  As a result the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans from management and significant stockholders sufficient to meet its minimal operating expenses.  Additionally, management hopes to raise equity funding However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.” ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales (formerly FAS 66) to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt). The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 1, 2012.  Adoption of this guidance did not impact our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). Adoption of this guidance did not impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this guidance did not impact our financial position or results of operations.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011.

Adoption of this guidance did not impact our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 5 – PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of October 31:

	2012	2011
Property and equipment	$1,247	0
Less accumulated depreciation	421	0
Property and equipment, net	826	0

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $78 and $155 for the three and six month periods ended October 31, 2012, respectively.

NOTE 6 – INTANGIBLES

Intangibles consist of website development for the production of revenues.  As of October 31:

	2012	2011
Website development	$17,991	0
Less accumulated amortization	870	0
Intangibles, net	17,121	0

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $290 and  $504 for the three and six months ended October 31, 2012, respectively.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of October 31, 2012, the Company incurred a loss of $39,918, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $13,970 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At October 31, 2012, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Such costs have been included in the financial statements as additional paid-in capital. The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future.

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $859 and $3,259 in aggregate to the Company for working capital purposes during the three and six month periods ending October 31, 2012, respectively.

Energizer Tennis Inc.
(A Development Stage Company)
Notes to the Financials
(Unaudited)

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,000,000 shares of common stock issued and outstanding as of October 31, 2012.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of October 31, 2012.

Pertinent Rights and Privileges

Preferred stockholders of Class A Convertible Preferred Stock do not have pre-emptive or preferential rights to subscribe to unissued stock or other securities.  These stockholders do not have cumulative voting rights.

NOTE 11 – SUBSEQUENT EVENTS

Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Energizer Tennis Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2012.

Overview.  Energizer Tennis Inc. (“Energizer Tennis,” “we,” or the “Company”) was incorporated in the State of Nevada on June 16, 2011.

We are a development stage company specializing in providing expert advice for tennis players of every level through an informative website containing a host of relevant information and professional instructional high definition videos.  Our business includes creating, developing and selling, tennis instructional videos to our customers and other interested parties. Our website (www.energizertennis.com) provides expert advice on technique, strategy and game craft, physical preparation training, nutrition advice and injury-prevention guidelines. Our objective is to create an online resource where players can access professional and accurate information and video instruction with the option to have their own game analyzed.  The videos have been developed as a series with each video focusing on specific issues including ground-strokes, serve and return, net play, movement on court, racket stringing, singles and doubles tactics, fitness sessions, advanced tactics, shot recognition, physical testing and training, speed/agility, coordination, fitness games in addition to playing on different surfaces.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2012, together with notes thereto, which are included in this report.

For the three months ended October 31, 2012, as compared to the three months ended October 31, 2011.

Results of Operations.

Revenues. We had no revenues or profits for the three months ended October 31, 2012, as compared to no revenues or profits for the three months ended October 31, 2011.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended October 31, 2012, our total operating expenses were $17,004.  These expenses were attributable to depreciation and amortization of $368, general and administrative expenses of $1,041, and professional fees of $15,595. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with becoming a public company.  In comparison, our total operating expenses for the three months ended October 31, 2011 were $555, which consisted solely of general and administrative expenses related to office expenses and rent.

Net Loss.   For the three months ended October 31, 2012, our net loss was $17,004. In comparison, our net loss for the three months ended October 31, 2011 was $555. The increase in net loss is directly attributable to higher operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

For the six months ended October 31, 2012, as compared to the six months ended October 31, 2011.

Results of Operations.

Revenues. We had no revenues or profits for the six months ended October 31, 2012, as compared to no revenues for the six months ended October 31, 2011.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months ended October 31, 2012, our total operating expenses were $32,790.  These expenses were attributable to depreciation and amortization of $659, general and administrative expenses of $2,201, and professional fees of $29,930. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with becoming a public company.  In comparison, our total operating expenses for the six months ended October 31, 2011 were $938, which consisted solely of general and administrative expenses related to office expenses and rent.

Net Loss.   For the six months ended October 31, 2012, our net loss was $32,790. In comparison, our net loss for the six months ended October 31, 2011 was $938. The increase in net loss is directly attributable to higher operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Liquidity and Capital Resources. As of October 31, 2012, we have cash of $1,881 which constitutes our current assets. Our total assets of $19,828 consist of our current assets of $1,881 and fixed assets which are comprised of intangible website development valued at $17,121 and plant, property and equipment valued at $826.

As of October 31, 2012, we had total liabilities of $34,805, which were comprised of accounts payable of $31,546 and advances from stockholders of $3,259.  We have no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.04 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on October 23, 2012.  As of October 31, 2012, we have not sold any shares of our common stock to investors pursuant to that offering and our offering has not yet closed.  We plan to use proceeds from the offering to pay for rent/office expenses, computer equipment, website development expenses, employees/contractors, marketing expenses, working capital and offering expenses.

During the next three to six months, our primary objectives are to raise funds from the offering and to increase our revenues from operations. We believe that the size of our operations may vary depending on the amount of funds we are able to raise in the offering.

We expect to incur significant accounting and legal costs associated with being a public company. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $25,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of October 31, 2012, we had a cash balance of $1,881. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended October 31, 2012 disclose uncertainty as to our ability to continue as a going concern.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guarantee they will do so.  We have no formal or informal arrangement with any of our officers, directors or principal shareholders to advance funds to us.

We do not anticipate that we will purchase any significant equipment if we raise the necessary funds in this offering. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	Instance Document (1)
101.sch	XBRL Taxonomy Schema Document (1)
101.cal	XBRL Taxonomy Calculation Linkbase Document (1)
101.def	XBRL Taxonomy Definition Linkbase Document (1)
101.lab	XBRL Taxonomy Label Linkbase Document (1)
101.pre	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energizer Tennis Inc., a Nevada corporation

November 27, 2012	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)

November 27, 2012	By:	/s/ Daniel Martinez
	Its:	Daniel Martinez Chief Financial Officer, Treasurer, Director (Principal Financial and Accounting Officer)