Form 10-Q
period 2013-01-31
Energizer Tennis Inc.
filed 2013-03-01
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom
(Address of principal executive offices) (Zip Code)

+44 0203 086 8131
(Registrant’s telephone number, including area code)

________________________________________________

(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ). [X] Yes   [   ] No

As of March 1, 2013, there were 2,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Energizer Tennis Inc.
(A Development Stage Company)
Balance Sheets
	As of	As of
	January 31,	April 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,763	$2,223

Total Current Assets	1,763	2,223

FIXED ASSETS
Intangibles- website development, net of accumulated amortization of $1,155 and $366, respectively.	16,836	12,808
Plant, Property, Equipment, net of accumulated depreciation of $473 and $266, respectively	774	981

Total Fixed Assets	17,610	13,789

TOTAL ASSETS	$19,373	$16,013

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	25,616	-
Accrued Expenses	800
Advances from Stockholders	3,278	-
Total Liabilities	29,694	-

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. Authorized 100,000,000 shares,	2,000	2,000
2,000,000 shares issued and outstanding.
Additional Paid in Capital	23,840	21,140

Retained (deficit) during development stage	(36,161)	(7,127)
Total Energizer Tennis Inc. Stockholders' Equity	(10,321)	16,013
TOTAL LIABILITIES & EQUITY (DEFICIT)	$19,373	$16,013

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months	Three Months	Nine Months	Nine Months	June 16, 2011 (inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013

Revenues
Revenues	$-	$48	$-	$48	$48

Cost of Goods Sold
Cost of Goods Sold	-	2	-	2	2

Gross Profit	-	46	-	46	46

General & Administrative Expenses
Depreciation and Amortization	337	-	996	-	1,628
General & Administrative Expenses	1,029	16	3,238	954	7,597
Professional Fees	(5,930)		24,800	-	26,982

Total General & Administrative Expenses	(4,564)	16	29,034	954	36,207

Operating loss	$4,564	30	(29,034)	$(908)	(36,161)

Net profit/(loss)	4,564	30	(29,034)	(908)	(36,161)

Loss per share
Basic	0.00	0.00	(0.01)	(0.00)
Diluted	0.00	0.00	(0.01)	(0.00)

Weighted average number of	2,000,000	2,000,000	2,000,000	2,000,000
common shares outstanding

The accompanying notes are an integral part of these financial statements.

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			June 16,
	Nine Months	Nine Months	2011 (inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,034)	$(908)	$(36,161)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	996	-	1,628
Additional paid-in capital in exchange for facilities provided by related party	2,700	-	5,840
Increase/Decrease in accounts payable	25,616	-	25,616
Increase/Decrease in accrued expenses	800		800
Advances from Stockholders	3,278	-	3,278
Net cash used in Operating Activities	4,356	(908)	1,001

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	(1,247)	(1,247)
Intangibles	(4,816)	(12,383)	(17,991)
Net cash used in Investing Activities	(4,816)	(13,630)	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,000	20,000
Retained Earnings	-	-	-
Net cash provided by Financing Activities	-	20,000	20,000

Net cash increase for period	(460)	5,462	1,764

Cash at beginning of period	2,223	-	-

Cash at end of period	$1,763	5,462	$1,764

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BACKGROUND INFORMATION

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended January 31, 2013 are not necessarily indicative of the results for the full fiscal year ending April 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $1,763 and $2,223 at January 31, 2013 and April 3, 2012, respectively.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of January 31, 2013 the Company held no inventory.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at January 31, 2013.

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

Stock-based Compensation

The company had no stock-based compensation plans or stock issuances for services during the period ended January 31, 2013.

Commitments and Contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments nor contingencies as of January 31, 2013 and April 30, 2012.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to impact our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact our financial position or results of operations.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of January 31:

	2013	2012
Property and equipment	$ 1,247	0
Less accumulated depreciation	473	0
Property and equipment, net	774	0

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $51 and $206 for the three and nine month periods ended January 31, 2013, respectively.

NOTE 6 – INTANGIBLES

Intangibles consist of website development for the production of revenues.  As of January 31:

	2013	2012
Website development	$ 17,991	0
Less accumulated amortization	1,155	0
Intangibles, net	16,836	0

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $285 and  $789 for the three and nine months ended January 31, 2013, respectively.

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of January 31, 2013, the Company incurred a loss of $35,353, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $12,374 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At January 31, 2013, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $2,700 for the nine months ended January 31, 2013.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future.

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $19 and $3,278 in aggregate to the Company for working capital purposes during the nine month period ending January 31, 2013.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,000,000 shares of common stock issued and outstanding as of January 31, 2013.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of January 31, 2013.

Pertinent Rights and Privileges

Preferred stockholders of Class A Convertible Preferred Stock do not have pre-emptive or preferential rights to subscribe to unissued stock or other securities.  These stockholders do not have cumulative voting rights.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Energizer Tennis, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policies and Estimates.

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2013, together with notes thereto, which are included in this report.

For the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Results of Operations.

Revenues.  We had no revenues or profits for the three months ended January 31, 2013, as compared to no revenues or profits for the three months ended January 31, 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses.  For the three months ended January 31, 2013, our total operating incomes were $4,564.  Expenses were attributable to depreciation and amortization of $337, general and administrative expenses of $1,029, and professional fees of $3,882. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with becoming a public company and include a discount of $9,812 giving rise to an operating income.  In comparison, our total operating expenses for the three months ended January 31, 2012 were $16, which consisted solely of general and administrative expenses related to office expenses.

Net Profit/Loss.  For the three months ended January 31, 2013, our net profit was $4,564. In comparison, our net loss for the three months ended January 31, 2012 was $30. The profit is directly attributable to the discount received on professional fees. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

For the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012.

Results of Operations.

Revenues.  We had no revenues or profits for the nine months ended January 31, 2013, as compared to no revenues for the nine months ended January 31, 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses.  For the nine months ended January 31, 2013, our total operating expenses were $29,034.  These expenses were attributable to depreciation and amortization of $996, general and administrative expenses of $3,238, and professional fees of $24,800. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with becoming a public company.  In comparison, our total operating expenses for the nine months ended January 31, 2012 were $954, which consisted solely of general and administrative expenses related to office expenses and rent.

Net Loss.  For the nine months ended January 31, 2013, our net loss was $29,034. In comparison, our net loss for the nine months ended January 31, 2012 was $908. The increase in net loss is directly attributable to higher operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Liquidity and Capital Resources.  As of January 31, 2013, we have cash of $1,663 which constitutes our current assets. Our total assets of $19,373 consist of our current assets of $1,663 and fixed assets which are comprised of intangible website development valued at $16,836 and plant, property and equipment valued at $774.

As of January 31, 2013, we had total liabilities of $29,694, which were comprised of accounts payable of $25,616, accrued expenses of $800, and advances from stockholders of $3,278.  We have no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.04 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on October 23, 2012.  As of January 31, 2013, we have not sold any shares of our common stock to investors pursuant to that offering and our offering has not yet closed.  We plan to use proceeds from the offering to pay for rent/office expenses, computer equipment, website development expenses, employees/contractors, marketing expenses, working capital and offering expenses.

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

As of January 31, 2013, we had a cash balance of $1,663.  In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended January 31, 2013 disclose uncertainty as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2013.

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

Energizer Tennis, Inc., a Nevada corporation

March 1, 2013	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)

March 1, 2013	By:	/s/ Daniel Martinez
	Its:	Daniel Martinez Chief Financial Officer, Treasurer, Director (Principal Financial and Accounting Officer)