Form 10-K
period 2013-04-30
Energizer Tennis Inc.
filed 2013-07-29
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-182199

ENERGIZER TENNIS INC.
(Exact name of small business issuer as specified in its charter)
Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
Suite 3, 219 Bow Road Docklands, London, United Kingdom	E3 2SJ
(Address of Principal Executive Offices)	(Zip Code)

Previous Address

+44 203 086 8131
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not b be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  [  ]

Quick Link to Table of Contents

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ] (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

As of October 31, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $37,900 based upon the price at which the equity was last sold on April 18, 2013.

The number of shares outstanding of each of the issuer’s classes of common equity as of July 29, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,947,500

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I

Item 1 - Business

Item 1A - Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Mine Safety Disclosures

Part II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Sercurities

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A - Controls And Procedures

Item 9B  Other Information

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Indpendence

Item 14 - Principal Accounting Fees and Services

Part IV

Item 15 - Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Description of Business

Our Background. We were incorporated in Nevada on June 16, 2011.

Our Business.  We are a development stage company specializing in providing expert advice for tennis players of every level through an informative website containing a host of relevant information and professional instructional high definition videos.

Our business includes creating, developing and selling, tennis instructional videos to our customers and other interested parties. Our website (www.energizertennis.com) provides expert advice on technique, strategy and game craft, physical preparation training, nutrition advice and injury-prevention guidelines. The objective is to create an online resource where players can access professional and accurate information and video instruction with the option to have their own game analyzed.

The videos have been developed as a series with each video focusing on specific issues including ground-strokes, serve and return, net play, movement on court, racket stringing, singles and doubles tactics, fitness sessions, advanced tactics, shot recognition, physical testing and training, speed/agility, coordination, fitness games in addition to playing on different surfaces.

Registered members currently have access to free tennis videos, expert advice, interactive forums, tournament reviews, and our blog.  Premium members currently pay an annual subscription fee of $5.99 to access additional resources including an iPhone/iPad application and a wider selection of high definition videos.  Separately, we sell a downloadable iPhone/iPad application called “ETennis” on Apple iTunes, which contains all our videos and can be viewed on court while playing/learning. We have generated very limited sales to date.  As of April 30, 2013, we have sold one premium membership.  We may have sold the “ETennis” application through iTunes, our digital vendor. However, iTunes does not release funds until 40 applications are sold.  We have not yet actively marketed the premium membership.  We intend to allocate funds raised in this offering to marketing, which we hope will lead to increased sales.

In the future, we intend to further develop our existing website and iPhone/iPad applications to include more material and other functions such as player finder, progress tracker, and online coaching.

Our management has over 10 years of experience in the tennis industry, including experience in coaching and playing to an international standard.

Filming and production costs are approximately $85 per video. This varies on the complexity and duration of videos, in addition to the amount of editing required. We currently charge $5.99 for access to the videos both on the website via a premium membership and a downloadable application called “ETennis” from the Apple iTunes store. Pricing has been determined on what management believes is a fair price for an application of this quality, functionality and genre. A competing application, “Tennis for everyone,” is a text-based instructional tennis application currently sold for $0.99. Based on management’s estimates, we believe that our application is in line with other market rates for similar video based instructional content applications. We believe that applications are price sensitive products and customers are only prepared to spend a certain amount of their disposable income on an application, particularly when they can only view a limited number of free sample videos prior to purchase. We developed a free version of the application called “EnergizerT” that will allow people to view up to five free sample videos which we hope will appeal to those customers that do not want to buy the premium version.

We have expended approximately $13,000 to date to develop our website.  Our website currently has text content compiled by Mr. Farquharson covering tennis equipment, how to find a club, technique, scoring, tactics, terms and tennis slang, tournaments, goal setting, college tennis, tennis programs and more. It also has tournament reviews written by players on tour, a blog written by Mr. Farquharson, a forum where members can discuss certain topics and ask questions. The site currently also has 60 videos focusing on specific issues including: ground-strokes, serve and return, net play, movement on court, racket stringing, singles and doubles tactics, fitness sessions, advanced tactics, shot recognition, physical testing and training, speed/agility, coordination, fitness games in addition to playing on different surfaces.

During the next twelve months, our primary objective is increase our revenues from operations. We believe that the size of our operation will vary depending on the amount of funds we are able to raise. Over the next twelve months, we believe we can leverage the relationships we have built with our customers to grow beyond our current operations and provide more services through our website and apps. Depending on the amount of funds raised, we also intend to conduct the following business activities:

Quick Link to Table of Contents

●

Developing the website and apps to offer distance coaching through the analysis of customer submitted videos will require $20,000 to develop and integrate this function into the website due to the technical programming, server capacity and bandwidth required. The development of this function will take approximately 3-6 months and will involve programming, testing, analyzing and promotion.

●

Developing the website and apps to offer online player management tools including tournament programming and scheduling, nutrition programs, injury prevention booklets and so forth will require $15,000 to develop and integrate this function into the website due to the technical programming, copywriting and contractor time involved. The development of this function will take approximately 6 months and will involve research, copywriting, referencing, programming, testing, analyzing and promotion.

●

Offering tennis coaching and player and tournament management will require working capital of around $6,000. This will be used to employ other qualified coaches whilst Mr. Farquharson undertakes the tour management aspect of the service.

●

Arranging tennis holidays including coaching, analysis, court time, access to gymnasiums will require $2,000 to further develop and integrate this function into the website. The development of this function is currently taking place and will take approximately 3 more months to complete.

●

Developing a range of branded sports clothing bearing the company logo will initially require $10,000 to design and develop a suitable range and integrate a shopping basket function to the website. The design and development of the clothing is currently taking place and will take approximately 4 more months to complete.

●

Increasing website hits sufficiently to be able to offer advertising space to tennis product manufacturers on the website will require $10,000 to effectively promote the website through targeted advertising, including features in magazine and prize giveaways in addition to; social media networks; and, country-specific and global tennis associations. We expect a 3 month summer campaign would allow us to increase website traffic to a level where offering advertising space would be feasible. We estimate that we will need website traffic of 500 to 1,000 hits per day in order be sufficient to offer advertising space.  We believe that we will be able to generate this amount of traffic by the end of a three month advertising campaign because we plan on using offering proceeds to purchase an advertising campaign on www.tenniseurope.org , which would cost approximately $3,100 and would give us approximately 2,250,000 page impressions on its site.  Page impressions are the number of times a web site has been accessed or viewed by a user.  Page impressions of our website on www.tenniseurope.com are significant because they generate increased traffic to our website, which will create exposure to our company and products.  During 2012 www.tenniseurope.org averaged 4,700,000 page views per month from an average of 550,000 visitors per month.  If the advertising campaign delivers 5% of its average monthly traffic, it will result in 25,000 visitors a month to our website, resulting in approximately 830 hits per day.  We believe that our advertising campaign will attract 5% of the traffic to www.tenniseurope.com because visitors of www.tenniseurope.com  generally have an interest in tennis and we believe that it is reasonable to expect that at least 5% of these visitors (one in twenty) would be interested in finding out more about our company and products. Additionally, we intend to generate increased traffic through targeted advertising using Google Adwords, as well as, advertising in other magazines worldwide.

●

Developing the website and videos to be able offer them in multiple languages will initially require $70,000 to either translate or re-record the existing videos we have and translate the website content into multiple languages.

Our ability to pursue our planned operations is contingent on our ability to raise funds. If we do not raise sufficient funds, then we may not be able to implement our business strategy in the timeframe or manner we have envisioned.

Our Business

(1) Principal Products or Services and Their Markets

We believe that our primary target market consists of tennis players and their parents from around the globe that desire to improve their children’s tennis abilities.  Our marketing strategy is to promote our services and products and attract businesses to us.  Our marketing initiatives will include:

●	Offering free introductory videos on social networking and video sharing websites such as YouTube, Vimeo and Facebook;
●	Promotion through advertisements in tennis magazines and tournament sponsorships; and,
●	Organizing competitions with free prizes within magazine advertisements.

We intend to run a marketing campaign designed to attract our target market for an initial period of 3 months to coincide with major tennis tournaments when we believe the sport’s profile is at its highest. We intend to advertise in tennis websites in Dubai, France, Spain, UK and the US initially. The primary advantage of website advertising is that it allows us to specifically target tennis players and parents interested in tennis. The cost of such advertising is a potential drawback and the fact that it might not adequately attract beginners, as some of our videos/information are aimed at beginners who may not purchase tennis magazines or visit tennis specific

Quick Link to Table of Contents

websites. For this reason, we also intend to advertise through social media networks such as Facebook and offer certain free sample videos on YouTube and Vimeo. Additionally, we plan to create a targeted advertising campaign using Google Adwords.  Google Adwords allows companies like ours to advertise to a targeted audience who have entered certain keywords when running a search on Google. When the keywords are triggered, an advertisement for our company will appear next to the search results. Google will only charge the advertiser when the user clicks on the advertisement.  Google Adwords can be targeted to users from a specific geographic location.  The advertisements are short, consisting of one headline with 25 characters of text and two additional lines consisting of 35 characters of text each.  We hope that increased marketing and customer awareness will result in increased iPhone, iPad app sales in addition to increase website subscriptions. New functions to the website to be added post the offering will also generate several other revenue streams to the business.

(2) Distribution Methods of Our Products

Our website is located at www.energizertennis.com and provides prospective customers with video lessons, information about our services and the company along with our contact information. As of April 30, 2013, our website received approximately 20 monthly hits.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition.

(4) Our Competition

The online tennis coaching industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform related services.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.  Furthermore, many of our competitors are able to obtain more experienced employees than we can.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

We are not dependent upon any specific customers at this time.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain name www.energizertennis.com . Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. Local government rules may dictate the need for a business license.

Quick Link to Table of Contents

(9) Government Regulation

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in the United States and United Kingdom.

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our services and activities are subject only to local business licensing requirements.

(10) Research and Development during Our Last Two Fiscal Years

We are not currently conducting any research and development activities, other than the development of our website.  We do not anticipate conducting such activities in the near future.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to federal, state or local environmental laws.

(12) Our Employees

As of April 30, 2013, we have no employees other than our one officer. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Reports to Security Holders

We are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.  We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

ITEM 1A - RISK FACTORS

In addition to the other information in this prospectus, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his or her investment.

Risks related to our business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in June 2011.  Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have limited revenues to sustain our operations.

We are a development stage company that is currently developing our planned principal operations. To date, we have only generated extremely limited revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

Quick Link to Table of Contents

Our operating results depend on our ability to compete with our existing competitors and with new competitors that may enter the tennis instruction market.

Our principal competitors consist of online tennis resources, such as websites, blogs, reviews, and forums, as well as traditional tennis resources such as academies, camps, and coaching. These businesses compete with us in one or more service categories. Most of these potential competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our results of operations and financial position.

Our operating results depend on the popularity of tennis.

We anticipate that substantially all of our revenues will be generated from the sale of tennis-related services. The demand for tennis services is directly related to the popularity of tennis and the number of tennis participants. If tennis participation decreases, sales of our services may be adversely affected. We cannot assure that the overall dollar volume of the market for tennis-related services will grow, or that it will not decline, in the future.

Our ability to generate significant revenues will be negatively impacted if we are unable to process increased traffic or prevent security breaches on our Internet site and our network infrastructure.

A key element of our strategy is to generate traffic on, and increase sales through, our Internet site. Accordingly, the satisfactory performance, reliability and availability of our Internet site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain guests. Our revenues will depend on the number of visitors who purchase products or services on our website and the volume of orders we can fill on a timely basis. Problems with our Internet site or order fulfillment performance would reduce the number of products or services sold and could damage our reputation. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Internet site or the number of orders placed by customers, we may be required to expand and further upgrade our technology, transaction processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet site, or that we will be able to successfully and seamlessly expand and upgrade our systems and infrastructure to accommodate such increases on a timely and cost-effective basis.

The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. In addition, we anticipate we will maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the online services sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability

Competitors could copy our business model and erode our brand recognition.

We employ a business model that could allow competitors to duplicate our products and services. We cannot assure you that our competitors will not attempt to copy our business model and that this will not erode our brand recognition and impair our ability to generate significant revenues.

Our business may not prove to be a viable business model.

Our business model for delivering information and entertainment over the Internet is unproven, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate sufficient revenues.

Quick Link to Table of Contents

We may not have sufficient financial resources to fund our operations if the offering is substantially undersold.

There is no minimum offering amount for this offering. We may not sell any or all of the offered shares. If the offering is substantially undersold, investors may lose their entire investment because we will not have sufficient capital to fund our operations. If we do not sell all of the offered shares, we may also be forced to limit any proposed business activities, which will hinder our ability to generate revenues.

We may not realize sufficient proceeds from this offering to implement our business plan, as we are offering shares on direct participation basis, rather than using the experience of a dealer-broker.

We are offering shares on a direct participation basis. No individual, firm, or corporation has agreed to purchase any of the offered Shares. We cannot guarantee that any or all of the shares will be sold. We do not plan to use a dealer-broker, even though a dealer-broker may have more experience, resources and contacts to more effectively achieve the sale of shares. A delay in the sale of the shares in this offering can be expected to cause a similar delay in the implementation of our business plan.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and director shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs.  Alexander Farquharson works as a part-time self-employed tennis coach and Daniel Martinez is a self-employed accountant.. Mr. Daniel Martinez resigned from his positions as Treasurer, Chief Financial Officer and Director on May 27, 2013. They operate(d) Energizer Tennis Inc. on a part time basis.  As a result, Mr. Farquharson and Mr. Martinez may have (or may have had) a potential conflict of interest with existing clients or Ready Clerk Ltd in allocating time to the activities of Energizer Tennis Inc.  We do not believe there is a conflict of interest with existing clients or Ready Clerk Ltd for the presentation of business opportunities because Energizer Tennis Inc. focuses on a business area that existing clients and Ready Clerk Ltd do not offer or have the capability/equipment to handle. On May 31, 2013, Ms. Ella German was appointed as Treasurer, Chief Financial Officer, and Director.

We depend on the efforts and abilities of our officers.

At April 30, 2013, we had only two officers, Alexander Farquharson and Daniel Martinez, who were also our only employees.  Mr. Farquharson currently devotes approximately 12 hours per week to our business.  Mr. Martinez devoted approximately 6 hours per week to our business. As stated above, Mr. Martinez resigned on May 27, 2013.  Ms. Ella German was appointed as Treasurer, Chief Financial Officer, and Director on May 31, 2013.   Ms. German devotes approximately 6 hours per week to our business.  Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations.   The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

The demands on our officers will increase because of our status as a public company.

Our two officers, Alexander Farquharson and Daniel Martinez  (and now Ella German), have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $25,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Quick Link to Table of Contents

We rely on the services of third parties for material aspects of our operations, including web design, application development and film production.  If these service providers experiences operational difficulties or disruptions, our business could be adversely affected.

We rely on third party service providers to design and produce our website, iPhone/iPad applications and films.  We do not control the operation of these providers.  We do not have written agreements with any of these third party service providers and they may be terminated with little or no notice.  If any of these third party service providers terminate its relationship with us, or do not provide an adequate level of service, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption could adversely affect our operating results.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our auditors have noted that we have no significant revenues from operations, that we have not emerged from the development stage, and that we are requiring traditional financing or equity funding to commence our operating plan.  These reasons have led our auditors to express substantial doubt regarding our ability to continue as a going concern.  If we are unable to obtain adequate capital, we may be forced to cease operations.

Our products and services are discretionary in nature and dependent upon current economic conditions.

Our products and services are directly related to the tennis industry and tennis-related spending is generally discretionary in nature.  During economic downturns, the tennis industry is negatively affected because potential consumers tend to respond to weak economic conditions by reducing their tennis-related budgets.  Accordingly, our ability to generate revenues is dependent on national, regional and international economic conditions. A lasting economic recession or weak recovery such as the recent recession and recovery could negatively affect our business, financial position and operating results.  In addition, consumers may be inclined to utilize other tennis-related resources that are available for free elsewhere on the Internet rather than ours.

Risks related to owning our common stock:

We arbitrarily determined the offering price of the shares of common stock. Therefore, investors may lose all or part of their investment if the offering price is higher than the current market value of the offered shares.

The offering price of the shares of common stock being offered by us has been determined primarily by our capital requirements and has no relationship to any established criteria of value, such as book value or earnings per share. Additionally, because we have no significant operating history and have only generated minimal revenues to date, the price of the shares of common stock is not based on past earnings, nor is the price of the shares indicative of current market value for the assets owned by us. Investors could lose all or a part of their investment if the offering price has been arbitrarily set too high. Even if a public trading market develops for our common stock, the shares may not attain market values commensurate with the offering price.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 10,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officers, directors and principal shareholders control our operations and matters requiring shareholder approval.

Our officers, directors and principal shareholders, own 100% of our outstanding shares of common stock. Even if all the offered shares are sold, they will still own 50% of our outstanding shares of common stock.  As a result, they will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow them to control the future course of the company. They do not intend to purchase any of the shares in this offering.

Quick Link to Table of Contents

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. Our common stock is not listed or quoted on any exchange or market.  We hope to have our common stock quoted on the Over the Counter Bulletin Board and OTCQB although we do not have any current plans in place to have our common stock quoted. We cannot guarantee that our common stock will be quoted on the Over the Counter Bulletin Board or OTCQB. We cannot guarantee that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Because we elected to take advantage of the extended transition period for complying with new or revised financial accounting standards, our financial statements may not be comparable to companies that comply with public company effective dates.  As a result, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may suffer.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if we become a large accelerated filer, which is a company with a public float of at least $700 million.

Quick Link to Table of Contents

Investors may have difficulty serving or enforcing judgments because our principal place of business is located outside the United States.

Although we are incorporated in Nevada, our principal place of business and all of our assets are located in the United Kingdom.  In the past, some United States plaintiffs and/or judgment creditors have found it difficult to serve or enforce United States court orders and/or judgments in the United Kingdom.  We can make no assurance that any shareholder or creditor who obtains a judgment or order against us, in Nevada or any other United States jurisdiction will be able to successfully enforce that judgment or order.

We do not intend to register the shares being offered under any state blue sky laws, which may limit resales by purchasers in this offering.

Because the shares in this offering have not been registered under state blue sky laws and we have no current plans to register or qualify our shares in any state in the United States, there may be significant resale restrictions on investors to resell the shares purchased in this offering. Such resale restrictions may make it difficult for investor to sell their shares and may impact whether an active secondary market for our common stock will develop if our common stock becomes eligible for quotation on the Over the Counter Bulletin Board or OTCQB. Accordingly, investors should consider any potential secondary market for our securities to be a limited one.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive, administrative and operating offices are located at Suite 3, 219 Bow Road, Docklands, London E3 2SJ, United Kingdom.   We lease approximately 200 square feet of office space from Mr. Farquharson at $300 per month.   We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not currently quoted on any exchange or listing service.  However, we recently made application to FINRA to become quoted on the Over the Counter Bulletin Board (OTCBB).

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended April 30, 3013 the Company issued 947,500 shares of stock pursuant to our Registration Statement declared effective on October 23, 2012.

We had twenty-nine (29) stockholders of record of our common stock as of April 30, 2013.  The CUSIP number for our common stock is 29271H 103.

ITEM 6 - SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of  Regulation S-K.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should

Quick Link to Table of Contents

underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Energizer Tennis" "we," "us," or "our" and the "Company" are references to the business of ENERGIZER TENNIS, INC.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

On June 16, 2011, Energizer Tennis Inc. was incorporated in the State of Nevada.  We are a development stage company specializing in providing expert advice for tennis players of every level through an informative web-site containing a host of relevant information and professional instructional high definition videos.

Employees

As of April 30, 2013, there were no full time employees.  This does not include the two officers and directors who run the corporation.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles (website and instructional videos) are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

We are an “emerging growth company” under the JOBS Act and will be subject to reduced public company reporting requirements.  We are also a “smaller reporting company” and benefit from certain exemptions from various reporting requirements that are applicable to other larger public companies.  Those exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We anticipate that we will remain a “smaller reporting company” for the foreseeable future.

Quick Link to Table of Contents

Because we elected to take advantage of the extended transition period for complying with new or revised financial accounting standards, our financial statements may not be comparable to companies that comply with public company effective dates.  We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if we become a large accelerated filer, which generally is a company with a public float of at least $700 million.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

Revenues. We had revenues of $0 for the year ended April 30, 2013 compared with revenues of $48 during the 10 months ended April 30, 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Costs of Revenues.   Our cost of goods sold was $0 for the year ended April 30, 2013 compared with $2 for the ten months ended April 30, 2012.  Our cost of revenues for the ten months ended April 30, 2012, were comprised of merchant sales fees.

Gross Profit.   Our gross profit was $0 for the year ended April 30, 2013 and $46 for the ten months ended April 30, 2012.

Operating Expenses. For the year to April 30, 2013 our total operating expenses were $49,989 compared with $7,714 for the ten months ended April 30, 2012.  These expenses were attributable to depreciation and amortization of $1,325, general and administrative expenses of $7,278, and professional fees of $41,387. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with corporate formation and fees associated with the regulatory compliance of becoming a public company.

Net Loss.   For the year ended April 30, 2013 our net loss was $49,989 compared with $7,127 for the ten months ended April 30, 2012. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)
April 30, 2013	$(49,989)	$0	$(49,989)
April 30, 2012	$(7,128)	$0	$(7,128)

Liquidity and Capital Resources

As of April 30, 2013, we had cash and cash equivalents of $13,920.

We were incorporated in Nevada on June 16, 2011.  Since then, we incurred additional liabilities that made our company illiquid while pursuing the new business.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination, we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Quick Link to Table of Contents

Results of Operations for the years ended April 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended April 30,

	2013	2012	%Change
Revenue:	$-	$48	-100%
Cost of goods sold	-	2	-100%
Gross profit	-	46	-100%
General and administrative expenses
Depreciation and Amortization	1,325	632	110%
General & Administrative Expenses	7,278	4,360	67%
Professional Fees	41,387	2,182	1,844%
Total general and administrative expenses	49,989	7,174	597%
Operating loss	$(49,989)	$(7,128)	601%
Net profit (loss)	(49,989)	$(7,128)	601%
Income (loss) per share: basic and diluted	$(0.02)	$(0.00)	601%

Liquidity and Capital Resources

Liquidity

General. At April 30, 2013, we had cash and cash equivalents of $13,920. We have met our cash needs primarily through the sale of our stock.  Our cash requirements are generally for professional services and general and administrative activities.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $21,386 for the year ended April 30, 2013.  The principal elements of cash flow from operations for the year ended April 30, 2013 included an increase in accounts payable of $15,400.  With only no revenue for the year ended April 30, 2013, our operations are continuing to be supported by our financing activities.

Cash provided by our financing activities was $37,900 and $20,000 for the years ended April 30, 2013 and 2012, respectively.

As of April 30, 2013, assets exceeded liabilities by a small margin. Assets increased from $16,013 at April 30, 2012 to $31,201 at April 30, 2013, and liabilities increased from $0 at April 30, 2012 to $18,678 at April 30, 2013.

	For the years ended April 30,
	2013	2012
Cash used in operating activities	(21,386)	(3,356)
Cash used in investing activities	(4,816)	(14,421)
Cash provided by financing activities	37,900	20,000
Net changes to cash	11,698	2,223

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of April 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements as of April 30, 2013 and 2012.

Quick Link to Table of Contents

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 28, 2012, our Board of Directors appointed Peter Messineo CPA as our audit firm.  On January 10, 2013, Peter Messineo joined Drake & Klein CPAs which changed its name to Drake Klein Messineo, CPAs PA (“DKM”), which was reported in a Form 8-K filed with the SEC on February 15, 2013.  Subsequently, on June 3, 2013, the Company dismissed the Drake Klein Messineo, CPAs PA and re-engaged Peter Messineo who left DKM and formed Messineo & Co, CPAs, LLC (“M&Co”) of Clearwater, Florida, as its new registered independent public accountant (as reported in Form 8-K filed June 5, 2013 and amended and filed on June 7, 2013).

This is not a change of auditors for the Company.  Peter Messineo was  our first auditor and we have had no disagreements with him on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with his  reports.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Quick Link to Table of Contents

Material weaknesses noted were:  lack of a financial expert on the audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of April 30, 2013, our internal control over financial reporting is ineffective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the year ended April 30, 2013 that has materially affected or is reasonably likely to affect our internal control over financial reporting

ITEM 9B - OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Effective May 27, 2013, Daniel Martinez resigned as Treasurer, Chief Financial Officer, and Director of our Company.  His resignation was not the result of any disagreements with our Company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Martinez’s resignation, the Board of Directors appointed our current President, Secretary, and Chief Executive Officer, Alexander Farquharson as Treasurer and Chief Financial Officer to fill the ensuing vacancy, effective May 27, 2013.  There are no arrangements or understanding between Mr. Farquharson and any other person pursuant to which he was selected as a Treasurer and Chief Financial Officer, and the Company has not entered into, nor has any currently proposed plans to enter into, any transactions in which he will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Farquharson and any other director or executive officer of the Company.

On May 31, 2013, Mr. Farquharson resigned as Treasurer, Chief Financial Officer, and, concurrently, as sole director, he appointed Ms. Ella German as Treasurer and Chief Financial Officer.   Ms. German accepted the appointment and her tenure began on immediately.  Ms. German is currently studying towards the Chartered Accountant qualification with the intentions of becoming a member of the Association of Certified Chartered Accountants.

The Company has not entered into, nor does it have any currently proposed plans to enter into, any transactions in which Ms. German will have a direct or indirect material interest.  In addition, there are no family relationships between Ms. German and any other Director or executive officer of the Company.

Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Alexander Farquharson	29	President, CEO, Secretary, Chairman of the Board of Directors	None
Daniel Martinez[1]	30	Treasurer, CFO, Director	None
Ella German[2]	38	Treasurer, CFO, Director	None
1Mr. Martinez resigned from all officer and director positions on May 27, 2013. [2]Mrs. Ella German was appointed to the position of Treasurer, CFO, and Director on May 31, 2013.

Background of Executive Officers and Directors

Alexander Farquharson

Mr. Farquharson worked as a self-employed tennis coach from July 2012 to present.  Prior to this he worked for Tennis 360 Academy, a performance tennis coaching company in Dubai, from June 2011 to June 2012. He specializes in all aspects of player coaching, physical training and competition preparation. From June 2009 to May 2012 Mr. Farquharson was on tour coaching a French female player who competed on the Women’s Tennis Association’s (WTA). During his time with her he was able to improve her WTA world ranking from 990 to 510.

Mr. Farquharson received a scholarship to University of Texas at Arlington where he obtained a BSc in Exercise Science in 2006. He then achieved an MSc in Human Performance from Brunel University, London, UK in 2008. He has also successfully completed coaching qualifications from Britain’s national tennis governing body, the Lawn Tennis Association (LTA), and the global Professional Tennis Registry (PTR). Additionally, Mr. Farquharson holds the Certified Strength and Conditioning Specialists (CSCSs), the only strength training and conditioning certification to be nationally accredited by the National Commission for

Quick Link to Table of Contents

Certifying Agencies (NCCA).  Mr. Farquharson also has a diploma in Sports Massage Therapy from the London-based global organization ITEC.

Ella German

Mrs. German has worked for Bella Di Notte Limited, a Boutique Lingerie Specialist based in Helmsley, UK, from May 2007 to present. As a manager she specializes in preparing, reviewing and evaluating management accounts in addition to assisting with the preparation of financial statements, notes and related disclosures in addition to dealing with suppliers, customers and staff. Prior to this Mrs. German worked as a manager at Rydale Inns Limited in Hovingham, UK from January 2004 to December 2006. During this time she specialized in preparing, reviewing and analyzing expenditure, financial, and operations reports to determine requirements for food services. Recommended capital expenditures for acquisition of new equipment that would increase efficiency and safety of operations, enforced compliance of operations personnel with administrative policies, procedures, safety rules, and governmental regulations.

Mrs. German is currently studying towards the Chartered Accountant qualification with the intentions of becoming a member of the Association of Certified Chartered Accountants. Prior to this she obtained a pass with distinction in Hair and Beauty Therapy in 1994 from Scarborough Technical College having left Malton Secondary School in 1991. Mrs. German’s native language is English and she is competent in both French and Italian.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2012 were timely filed with the Commission.

Code of Ethics

The Company has not adopted a code of ethics but intends to do so and will post it on our corporate website.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years April 30, 2013, 2012, 2011 and whose salary and bonus exceeded $100,000 for the fiscal years ended April 30, 2013, 2012, 2011, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Quick Link to Table of Contents

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Alexander Farquharson, President, Secretary, Director	2013	0	0	0	0	0	0	0	0
	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Ella German, Treasurer, Director	2013	0	0	0	0	0	0	0	0
	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Daniel Martinez, former Treasurer, Director	2013	0	0	0	0	0	0	0	0
	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of April 30, 2013:

Outstanding Equity Awards at April 30, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alexander Farquharson	0	0	0	0	0	0	0	0	0
Ella German	0	0	0	0	0	0	0	0	0
Daniel Martinez	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Quick Link to Table of Contents

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Comp-ensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Alexander Farquharson	0	0	0	0	0	0	0
Ella German	0	0	0	0	0	0	0
Daniel Martinez	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists of Alexander Farquharson.  We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of sole member of the Board.  During the fiscal year ended April 30, 2013, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 for filing with the SEC.

MEMBERS OF THE COMPENSATION COMMITTEE

o

Alexander Farquharson, President, Director

Employment Agreements

Currently, we have no employment agreements with our officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 30, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws,

Quick Link to Table of Contents

where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership as of April 30, 3013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Alexander Farquharson[1] Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom	1,000,000	34%
Common Stock	Daniel Martinez[1,2] Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom	1,000,000	34%
Common Stock	Ella German Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom	0	0%
Common Stock	All Executive Officers and Directors as a Group

 1On May 26, 2013, Alexander Farquharson purchased 1,000,000 shares of Company stock from Daniel Martinez (former Treasurer and Director) for $10,000 USD in a private transaction. President Farquharson used his personal funds to pay for the stock.  As a result of this stock acquisition, President Farquharson is now the sole holder of 68% of the issued and outstanding stock of the Company, and is thus controlling shareholder. There are no arrangements or understandings between President Farquharson and Daniel Martinez with respect to the election of directors or other matters.

[2]Effective May 27, 2013, Daniel Martinez resigned as Treasurer, Chief Financial Officer, and Director of our Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended April 30, 2013, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no directors.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal years 2013 and 2012:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2013	2,400	0	0	0	2,400
2012	4,800	0	0	0	4,800

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of ENERGIZER TENNIS, INC. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at April 30, 2013 and April 30, 2012

•

Statements of Operations for the years ended April 30, 2013 and April 30, 2012

•

Statements of Stockholders’ Deficit for the years ended April 30, 2013 and April 30, 2012

•

Statements of Cash Flows for the years ended April 30, 2013 and April 30, 2012

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on June 18, 2012 as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on February 4, 2011 as Exhibit 3(ii) to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
3.3	By-Laws Filed on June 18, 2012 as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
4.1	Subscription Agreement Filed on August 10, 2012 as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 Amendment No. 1 (File No. 54948 ) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER TENNIS, INC.

Dated: July 29, 2013	/s/ALEXANDER FARQUHARSON
Alexander Farquharson
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENERGIZER TENNIS, INC.

Dated: July29,, 2013	/s/ALEXANDER FARQUHARSON
Alexander Farquharson
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: July 29, 2013	/s/ ELLA GERMAN
Ella German
Secretary, Treasurer, Chief Financial Officer, and Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Director of:

Energizer Tennis, Inc.

Las Vegas, NV

We have audited the accompanying balance sheets of Energizer Tennis, Inc. as of April 30, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Tennis, Inc. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC

Clearwater, Florida

July 29, 2013

Quick Link to Table of Contents

ENERGIZER TENNIS, INC.

(A Development Stage Company)

BALANCE SHEETS (Audited)

As of April 30, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash	$13,920	$2,223

Total Current Assets	13,920	2,223

Fixed Assets
Plant, Property, Equipment, net of accumulated depreciation of $521 and $266, respectively	726	981

Other Assets
Intangibles- website development, net of accumulated amortization of $1,436 and $366, respectively.	11,739	12,808
Intangibles – instructional videos, net of accumulated amortization of $0	4,816	0

Total assets	17,281	13,789

Total Assets	$31,201	$16,013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,400	$-
Advances from stockholders	3,278	-
Total current liabilities	23,678	-
Total Liabilities	23,678	-

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $.001 par value. Authorized 10,000,000 shares, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,947,500 and 2,000,000 shares issued and outstanding, respectively	2,948	2,000
Additional paid-in capital	61,693	21,140
Retained earnings (accumulated deficit) during development stage	(57,117)	(7,127)
Total stockholders’ equity	7,524	16,013

Total liabilities and stockholders’ equity (deficit)	$31,201	$16,013

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ENERGIZER TENNIS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Audited)

	Year Ended April 30, 2013	Year Ended April 30, 2012	June 16, 2011 (inception) through April 30, 2013

Revenue
Revenues	$-	$48	48

Cost of Goods Sold
Cost of Goods Sold	-	2	2

Gross Profit	-	46	46

General & Administrative Expenses
Depreciation and Amortization	1,325	632	1,957
General & Administrative Expenses	7,278	4,360	11,638
Professional Fees	41,387	2,182	43,569
Total general & Administrative Expenses	49,989	7,174	57,163

Loss from operations	(49,989)	(7,128)	(57,117)

Net income (loss)	$(49,989)	(7,128)	(57,117)

Earnings (loss) per share - basic and dilutive	$(0.02)	(0.00)
Weighted average shares - basic and diluted	2,016,581	1,949,800

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ENERGIZER TENNIS, INC.

(A Development Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development State	Total
Balance, June 16, 2011
Stock Issued for cash on June 24, 2011, at $.01 per share	2,000,000	$2,000	$18,000	$-	$20,000
Contribution of facilities rent – related party			3,140		3,140
Net Loss, April 30, 2012				(7,127)	(7,127)
Balance, April 30,2012 (Audited)	2,000,000	$2,000	$21,140	$(7,127)	$16,013
Contribution of facilities rent – related party			3,600	-	3,600
Stock Issued for cash on April 18, 2013, at $.04 per share	947,500	948	36,953		37,900
Net Loss, April 30, 2013				(49,989)	(49,989)
Balance, April 30, 2013 (Audited)	2,947,500	2,948	61,693	(57,117)	7,524

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ENERGIZER TENNIS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Audited)

	Year Ended April 30, 2013	Year Ended April 30, 2012	June 16, 2011 (inception) through April 30, 2013

Cash flows from operating activities
Net income (loss)	$(49,989)	$(7,128)	(57,117)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,325	632	1,957
Additional paid-in-capital in exchange for facilities provided by related party	3,600	3,140	6,740
Increase/decrease in accounts payable	20,400	-	20,400
Advances from Stockholders	3,278	-	3,278
Net cash used in operating activities	(21,386)	(3,356)	(24,741)

Cash flows from investing activities
Furniture and equipment	-	(1,247)	(1,247)
Intangibles	(4,816)	(13,174)	(17,991)
Net cash used in investing activities	(4,816)	(14,421)	(19,238)

Cash flows from financing activities
Proceeds from sale of common stock	37,900	20,000	57,900
Retained earnings	-	-	-
Net cash provided by financing activities	37,900	20,000	57.900

Net cash increase for period	11,697	2,223	13,920

Cash at beginning of year	2,223	-
Cash at end of year	$13,920	$2,223	13,920

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

NOTE 1.  BACKGROUND INFORMATION

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

Development stage entity

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected April 30 as its fiscal year end.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Use of estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $13,920 and $2,223 at April 30, 2013 and April 30, 2012, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:

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

Level 3:

Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of April 30, 2013 and 2012 the Company held no inventory.

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from principal planned operations.  It plans to realize revenues from the sale of instructional tennis videos. The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at April 30, 2013.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of April 30, 2013 and April 30, 2012.

Related parties

The Company follows  ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

Shipping Costs

The company incurs no shipping costs as products and services are web-based and sales are completed on line.

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans from management and significant stockholders sufficient to meet its minimal operating expenses.  Additionally, management hopes to raise equity funding.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source.  If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information.  This ASU is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. As the objective of this accounting standard is to improve the reporting of classifications out of accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard is not expected to impact our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard has not impacted our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

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

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of April 30:

	2013	2012
Property and equipment	1,247	1,247
Less accumulated depreciation	521	266
Property and equipment, net	726	981

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $521 and $266 for the years ended April 30, 2013 and 2012, respectively.

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

NOTE 6.  INTANGIBLES

Intangibles consist of website development for the production of revenues.  As of April 30:

	2013	2012
Website development	13,175	13,174
Instructional videos	4,816	0
Less accumulated amortization	1,436	366
Intangibles, net	16,555	12,808

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $1,436 and $366 for the years ended April 30, 2013 and 2012, respectively.

NOTE 7.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2013, the Company incurred a loss of $52,117, resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2032.  The loss results in deferred tax assets of approximately $18,241 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At April 30, 2013, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 9.  RELATED PARTY TRANSACTIONS

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

On May 26, 2013, Alexander Farquharson, our President, Secretary, Director, purchased 1,000,000 shares of Company stock from Daniel Martinez (former Treasurer and Director) for $10,000 USD in a private transaction.  President Farquharson used his personal funds to pay for the stock.  As a result of this stock acquisition, President Farquharson is now the sole holder of 68% of the issued and outstanding stock of the Company, and is thus the sole controlling shareholder. There are no arrangements or understandings between President Farquharson and Daniel Martinez with respect to the election of directors or other matters.

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $3,600 and $3,140 for the years ending April 30, 2013 and 2012.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future.

Advances from stockholders

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $3,278 and $0 in aggregate to the Company for working capital purposes during the years ended April 30, 201 and 2012, respectively.

NOTE 10.  SHAREHOLDERS’ EQUITY

Common Stock

947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of April 30, 2013.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of April 30, 2013.

Pertinent Rights and Privileges

Preferred stockholders of Class A Convertible Preferred Stock do not have pre-emptive or preferential rights to subscribe to unissued stock or other securities.  These stockholders do not have cumulative voting rights.

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.