Form 10-Q
period 2013-07-31
Energizer Tennis Inc.
filed 2013-09-10
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom
(Address of principal executive offices) (Zip Code)

+44 203 086 8131
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

As of September 10, 2013, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                    Financial Statements

Table of Contents                                                                                                                                                    Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc. (A Development Stage Company) Balance Sheets
	As of July 31, 2013 (Unaudited)	As of April 30, 2013 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,957	$13,920
Prepayments	3,175	-
Total Current Assets	6,132	13,920

FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $566 and 521, respectively	681	726
Intangibles- instructional video, net of accumulated amortization of $80 and $0, respectively	4,736	4,815
Intangibles- website development, net of accumulated amortization of $1,631 and $1,436, respectively.	11,543	11,739

TOTAL ASSETS	$23,092	$31,200

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	21,644	20,399
Advances from Stockholders	-	3,278
Total Liabilities	21,644	23,677

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 and 0 shares issued and outstanding.
Common stock, $.001 par value. Authorized 100,000,000 shares,	2,948	2,948
2,947,500 and 2,947,500 shares issued and outstanding.
Additional Paid in Capital	65,870	61,692

Retained (deficit) during development stage	(67,370)	(57,117)
Total Energizer Tennis Inc. Stockholders' Equity	1,448	7,523
TOTAL LIABILITIES & EQUITY (DEFICIT)	$23,092	$31,200

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc. (A Development Stage Company) Statements of Operations (unaudited)
	Three Months Ended July 31, 2013	Three Months Ended July 31,2012	June 16, 2011 (inception) through July 31, 2013
Revenues
Revenues	$-	$-	$48

Cost of Goods Sold
Cost of Goods Sold	-	-	2

Gross Profit	-	-	46

General & Administrative Expenses
Depreciation and Amortization	321	291	2,278
General & Administrative Expenses	5,873	1,160	17,511
Professional Fees	4,058	14,335	47,627

Total General & Administrative Expenses	10,253	15,786	67,418

Operating loss	$(10,253)	(15,786)	(67,370)

Net profit/(loss)	(10,253)	(15,786)	(67,370)

Loss per share
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,947,500	2,000,000

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	June 16, 2011 (inception) through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,253)	$(15,786)	$(67,370)
Adjustments to reconcile Net Loss to net cash provided by operations:
Depreciation and Amortization	321	291	2,278
Additional paid-in capital in exchange for facilities provided by related party	900	900	7,640
Increase/Decrease in accounts payable	1,243	11,935	21,644
Advances from Stockholders	-	2,400	3,278
Increase/Decrease in prepayments	(3,175)	-	(3,175)
Net cash used in Operating Activities	(10,963)	(260)	(35,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-	(1,247)
Intangibles	-	-	(17,991)
Net cash used in Investing Activities	-	-	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	57,900
Debts waived by former director/shareholder	-	-	0
Net cash provided by Financing Activities	-	-	57,900

Net cash increase for period	(10,963)	(260)	2,957

Cash at beginning of period	13,920	2,223	-

Cash at end of period	$2,957	$1,963	$2,957

Non-Cash Transactions:
Forgiveness of Shareholder Advances	$3,278	$-	$3,278

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Notes to Financial Statements

Energizer Tennis Inc.

(A Development Stage Company)

Three Months Ended July 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $2,957 and $13,920 at July 31, 2013 and April 30, 2013, respectively.

Table of Contents                                                                                                                                                    Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of July 31, 2013 the Company held no inventory.

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

Table of Contents                                                                                                                                                    Financial Statements

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at July 31, 2013.

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

Stock-based Compensation

The company had no stock-based compensation plans or stock issuances for services during the period ended July 31, 2013.

Commitments and Contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of July 31, 2013.

Related parties

The Company follows FASB ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Shipping Costs

The company incurs no shipping costs as products and services are web-based and sales are completed on line.

Table of Contents                                                                                                                                                    Financial Statements

NOTE 3 - GOING CONCERN

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of July 31:

	2013	2012
Property and equipment	$ 1,247	1,247
Less accumulated depreciation	566	266
Property and equipment, net	681	981

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $45 and $78 for the three months ended July 31, 2013 and 2012 respectively.

Table of Contents                                                                                                                                                    Financial Statements

NOTE 6. - INTANGIBLES

Intangibles consist of website development and instructional videos for the production of revenues.  As of July 31:

	2013	2012
Website development	$ 17,990	13,174
Less accumulated amortization	1,631	366
Intangibles, net	16,279	12,808

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $276 and $213 for the three months ended July 31, 2013 and 2012, respectively.

NOTE 7. - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of July 31, 2013, the Company incurred a loss of $67,370, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $23,580 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

Per United States government filing regulations, the Company’s corporate income tax returns are open for the years from inception.

NOTE 8. - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2013, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 9. - RELATED PARTY TRANSACTIONS

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

On May 26, 2013, Alexander Farquharson, our President, Secretary, Director, purchased 1,000,000 shares of Company stock from former Treasurer and Director for $10,000 USD in a private transaction. President Farquahrason used his personal funds to pay for the stock.  As a result of this stock acquisition, President Farquharson is now the sole holder of 68% of the issued and outstanding stock of the Company, and is thus the sole controlling shareholder.

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $900 for the three months ended July 31, 2013.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future.

Table of Contents                                                                                                                                                    Financial Statements

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $3,278 in aggregate to the Company for working capital purposes during the year ending April 30, 2013. On July 25, 2013 a former shareholders agreed to forgive debts outstanding to them totaling $3,278 which have been recorded as contributed capital.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

947,500 common shares were issued to 27 investors in the Company's  S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of July 31, 2013.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of July 31, 2013.

Pertinent Rights and Privileges

Preferred stockholders of Class A Convertible Preferred Stock do not have pre-emptive or preferential rights to subscribe to unissued stock or other securities.  These stockholders do not have cumulative voting rights.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Table of Contents                                                                                                                                                    Financial Statements

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

For the three months ended July 31, 2013, as compared to the three months ended July 31, 2012.

Results of Operations.

Table of Contents                                                                                                                                                    Financial Statements

Revenues.  We had no revenues or profits for the three months ended July 31, 2013, as compared to no revenues or profits for the three months ended July 31, 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses.  For the three months ended July 31, 2013, our total operating expenses were $10,253.  Expenses were attributable to depreciation and amortization of $321, general and administrative expenses of $5,873, and professional fees of $4,058. Our general and administrative expenses were primarily attributable to payments for office expenses and rent.  Our professional fees primarily consisted of legal and accounting fees associated with operating as a public company with reporting responsibilities.  In comparison, our total operating expenses for the three months ended July 31, 2012 were $15,786, which consisted primarily of legal and accounting fees associated with becoming a public company.

Net Profit/Loss.  For the three months ended July 31, 2013, our net loss was $10,253. In comparison, our net loss for the three months ended July 31, 2012 was $15,786. The net loss is directly attributable to higher operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Liquidity and Capital Resources.  As of July 31, 2013, we have cash of $2,957 and prepayments of for legal expenses, in the amount of $3,175 which constitutes our current assets. Our total assets of $23,092 consist of our current assets of $6,132 and fixed assets which are comprised of intangibles, comprised of website development valued at $11,543 and instructional video valued at $4,736, and plant, property and equipment valued at $681.

As of July 31, 2013, we had total liabilities of $21,644, which were comprised of accounts payable.  We have no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.04 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on October 23, 2012.  As of July 31, 2013, we sold 947,500 shares of our common stock to investors pursuant to that offering and our offering has not yet closed.  We plan to use proceeds from the offering to pay for rent/office expenses, computer equipment, website development expenses, employees/contractors, marketing expenses, working capital and offering expenses.

During the next three to six months, our primary objective is to increase our revenues from operations.

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

As of July 31, 2013, we had a cash balance of $2,957.  In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended July 31, 2013 disclose uncertainty as to our ability to continue as a going concern.

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

Table of Contents                                                                                                                                                    Financial Statements

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents                                                                                                                                                    Financial Statements

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

Table of Contents                                                                                                                                                    Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energizer Tennis, Inc., a Nevada corporation

September 10, 2013	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)