Form 10-Q
period 2013-10-31
Energizer Tennis Inc.
filed 2013-12-16
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 16, 2013, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                        Financial Statements

Table of Contents                                                                                                                                                        Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Balance Sheets
	As of	As of
	October 31,	April 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,475	$13,920
Prepayment	2,645
Total Current Assets	4,120	13,920
FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $609 and $521, respectively.	638	726
Intangibles - instructional videos, net of accumulated amortization of $159 and $0, respectively.	4,657	4,816
Intangibles- website development, net of accumulated amortization of $1,824 and $1,436, respectively.	11,351	11,739
Total Fixed Assets	16,646	17,281
TOTAL ASSETS	$20,766	$31,201

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	15,130	20,400
Accrued expenses	1,000	-
Advances from Stockholders	18,173	3,278
Total Liabilities	34,303	23,678

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	66,770	61,693
Retained (deficit) during development stage	(83,256)	(57,117)
Total Energizer Tennis Inc. Stockholders' Equity	(13,537)	7,523
TOTAL LIABILITIES & EQUITY (DEFICIT)	$20,766	$31,201

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                        Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					June 16,
	Three Months	Three Months	Six Months	Six Months	2011 (inception)
	Ended	Ended	Ended	Ended	through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012	2013

Revenues
Revenues	$-	$-	$-	$-	$48

Cost of Goods Sold
Cost of Goods Sold	-	-	-	-	2

Gross Profit	-	-	-	-	46

General & Administrative Expenses
Depreciation and Amortization	314	368	635	659	2,592
General & Administrative Expenses	11,657	1,041	17,531	2,201	29,168
Professional Fees	3,915	15,595	7,973	29,930	51,542

Total General & Administrative Expenses	15,886	17,004	26,139	32,790	83,302

Operating loss	$(15,886)	$(17,004)	$(26,139)	$(32,790)	$(83,256)

Net profit/(loss)	(15,886)	(17,004)	(26,139)	(32,790)	(83,256)

Loss per share
Basic	(0.01)	(0.01)	(0.01)	(0.02)
Diluted	(0.01)	(0.01)	(0.01)	(0.02)

Weighted average number of	2,947,500	2,000,000	2,947,500	200,000
common shares outstanding

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                        Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			June 16, 2011
	Six Months	Six Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(26,139)	$(32,790)	$(83,256)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	635	659	2,592
Forgiveness of Debt by related party	3,278		3,278
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	8,540
Changes in current assets and liabilities:
Increase/Decrease in accounts payable	(5,270)	31,546	15,130
Increase/Decrease in accrued expenses	1,000	-	1,000
Advances from Stockholders	14,895	3,259	18,173
Increase/Decrease in prepayments	(2,645)	-	(2,645)
Net cash used in Operating Activities	(12,446)	4,474	(37,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-	(1,247)
Intangibles	-	(4,816)	(17,991)
Net cash used in Investing Activities	-	(4,816)	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	57,900
Retained Earnings	-	-	-
Debts waived by former director/shareholder	-	-	-
Net cash provided by Financing Activities	-	-	57,900

Net cash increase for period	(12,446)	(342)	1,475

Cash at beginning of period	13,920	2,223	-

Cash at end of period	1,475	1,881	$1,475

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $1,475 and $13,920 at October 31, 2013 and April 30, 2013, respectively.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Table of Contents                                                                                                                                                        Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of October 31, 2013 the Company held no inventory.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at October 31, 2013.

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

The Company discloses the aggregate transaction gain or loss included in determining net income in the notes to the financial statements pursuant to ASC 830-20-45-1

Stock-based Compensation

The company had no stock-based compensation plans or stock issuances for services during the period ended October 31, 2013.

Commitments and Contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of October 31, 2013.

Table of Contents                                                                                                                                                        Financial Statements

Related parties

The Company follows FASB ASC 850-10 for the identification of related parties and disclosure of related party transactions. Related party transactions consisted of advances from one of our officers.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

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

NOTE 5 –  PREPAID EXPENSE

Prepaid expense and other current assets consisted of legal retainers of $2,645 for the three months ended October 31, 2013.

NOTE 6 – PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of October 31:

	2013	2012
Property and equipment	$ 1,247	1,247
Less accumulated depreciation	609	521
Property and equipment, net	638	726

Table of Contents                                                                                                                                                        Financial Statements

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses was $45 and $78 for the three months ended October 31, 2013 and 2012 and $86 and $155 for the six months October 31, 2013 and 2012; respectively.

NOTE 7 – INTANGIBLES

Intangibles consist of website development and instructional videos for the production of revenues.  As of October 31:

	2013	2012
Website development	$ 17,991	13,174
Less accumulated amortization	1,983	579
Intangibles, net	16,008	12,595

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $271 and $290 for the three months ended October 31, 2013 and 2012 and $547 and $504 for the six months ended October 31, 2013 and 2012, respectively.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of October 31, 2013, the Company incurred a loss of $83,256, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $29,100 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

Per United States government filing regulations, The Company’s corporate income tax returns are open for inspection for all years since inception.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At October 31, 2013, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Table of Contents                                                                                                                                                        Financial Statements

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $900 and $1,800 for the three and six months ended October 31, 2013, respectively.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future.

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $3,278 in aggregate to the Company for working capital purposes during the year ending April 30, 2013. On July 25, 2011 former shareholders agreed to forgive debts outstanding to them totaling $3,278 which have been recorded as contributed capital.

An officer, who is also a principle shareholder of the Company advanced $18,173 in aggregate to the Company for working capital purposes at October 31, 2013.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of October 31, 2013.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of October 31, 2013.

Pertinent Rights and Privileges

Preferred stockholders of Class A Convertible Preferred Stock do not have pre-emptive or preferential rights to subscribe to unissued stock or other securities.  These stockholders do not have cumulative voting rights.

NOTE 12 – SUBSEQUENT EVENTS

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2013, together with notes thereto, which are included in this report.

Results of Operations.

Three months ended October 31, 2013 and 2012

Table of Contents                                                                                                                                                        Financial Statements

Revenue

We had no revenues or profits for the three months ended October 31, 2013 and 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses

For the three months ended October 31, 2013, our total operating expenses were $15,886 compared with $17,004 for the same period in 2012. General and administrative expenses increased to $11,657 for the three month period to October 31, 2013 compared to $1,041 for the three months to October 31, 2012. This increase was attributable to DTC registration in 2013. Professional fees for the three months ended October 31, 2013 and 2012 were $3,915 and $15,595 respectively. The decrease is attributable to a decrease in legal fees. The 2012 fees consisted primarily of legal and accounting fees associated with becoming a public company.

Net Profit or Loss

For the three months ended October 31, 2013 and 2012 our net loss was $15,886 and $17,004. The reduction in relative net loss is directly attributable to lower operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Six months ended October 31, 2013 and 2012

Revenue

We had no revenues or profits for the six months ended October 31, 2013 and 2012.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses

For the six months ended October 31, 2013 and 2012, our total operating expenses were $26,139 and $32,790 respectively. Expenses were attributable to depreciation and amortization of $635 and $659, general and administrative expenses of $17,531 and 2,201, and professional fees of $7,973 and 29,930 respectively. The increase in our general and administrative expenses were primarily attributable to payments for DTC registration and transfer agent fees.  The decrease in our professional fees is primarily attributable to lower legal fees associated with operating as a public company as opposed to legal and accounting fees associated with becoming a public company.

Net Profit or Loss

For the six months ended October 31, 2013 and, our net loss were $26,139 and $32,790 respectively. The reduction in relative net loss is directly attributable to lower operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Liquidity and Capital Resources.  As of October 31, 2013, we have cash of $1,475 and prepayments of $2,645 which constitutes our current assets. Our total assets of $20,766 consist of our current assets of $4,120 and fixed assets which are comprised of intangibles, comprised of website development valued at $11,351 and instructional video valued at $4,657, and plant, property and equipment valued at $638.

As of October 31, 2013, we had total liabilities of $34,303, which were comprised of accounts payable and loans to stockholders.  We have no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.04 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on October 23, 2012.  On April 21, 2013 we had sold 947,500 shares of our common stock to investors pursuant to that offering and our offering closed on this day.

During the next three to six months, our primary objective is to increase our revenues from operations.

Table of Contents                                                                                                                                                        Financial Statements

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

As of October 31, 2013, we had a cash balance of $1,475.  In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended October 31, 2013 disclose uncertainty as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2013 Annual Report on Form 10-K.

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

Energizer Tennis, Inc., a Nevada corporation

December 16, 2013	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)