Form 10-Q
period 2014-01-31
Energizer Tennis Inc.
filed 2014-02-28
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 000-54948

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 28, 2014, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                        Financial Statements

Table of Contents                                                                                                                                                        Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	January 31,	April 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$44	$13,920
Prepayment	1,970
Total Current Assets	2,014	13,920
FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $807 and $521, respectively.	440	726
Intangibles - instructional videos, net of accumulated amortization of $237 and $0, respectively.	4,579	4,816
Intangibles- website development, net of accumulated amortization of $2,013 and $1,436, respectively.	11,162	11,739
Total Fixed Assets	16,181	17,281

TOTAL ASSETS	$18,195	$31,201

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	5,013	20,400
Accrued expenses	1,000	-
Advances from Stockholders	17,047	3,278
Total Liabilities	23,060	23,678

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	67,671	61,693

Retained (deficit) during development stage	(75,484)	(57,117)
Total Energizer Tennis Inc. Stockholders' Equity	(4,865)	7,523
TOTAL LIABILITIES & EQUITY (DEFICIT)	$18,195	$31,201

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                        Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
					June 16,
	Three Months	Three Months	Nine Months	Nine Months	2011 (inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014
Revenues
Revenues	$-	$-	$-	$-	$48

Cost of Goods Sold
Cost of Goods Sold	-	-	-	-	2

Gross Profit	-	-	-	-	46

General & Administrative Expenses
Depreciation and Amortization	465	337	1,100	996	3,057
General & Administrative Expenses	1,617	1,029	19,148	3,238	30,785
Professional Fees	3,146	(5,930)	11,119	24,800	54,688

Total General & Administrative Expenses	5,228	(4,564)	31,367	29,034	88,530

Operating loss	$(5,228)	$4,564	$(31,367)	$(29,034)	$(88,484)

Other income	13,000		13,000		13,000

Net profit/(loss)	7,772	4,564	(18,367)	(29,034)	(75,484)

Loss per share
Basic	(0.00)	0.00	(0.02)	(0.01)
Diluted	(0.00)	0.00	(0.02)	(0.01)

Weighted average number of	2,947,500	2,000,000	2,947,500	2,000,000
common shares outstanding

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                        Financial Statements

Energizer Tennis Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			June 16,
	Nine Months	Nine Months	2011 (inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,367)	$ (29,034)	(75,484)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	1,100	996	3,057
Forgiveness of Debt by related party	3,278		3,278
Additional paid-in capital in exchange for facilities provided by related party	2,700	2,700	9,440
Changes in current assets and liabilities:
Increase/Decrease in accounts payable	(15,387)	25,616	5,013
Increase/Decrease in accrued expenses	1,000	800	1,000
Advances from Stockholders	13,769	3,278	17,047
Increase/Decrease in prepayments	(1,970)	-	(1,970)
Net cash used in Operating Activities	(13,876)	4,356	(38,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-	(1,247)
Intangibles	-	(4,816)	(17,991)
Net cash used in Investing Activities	-	(4,816)	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	57,900
Retained Earnings	-	-	-
Debts waived by former director/shareholder	-	-	-
Net cash provided by Financing Activities	-	-	57,900

Net cash increase for period	(13,876)	(460)	44

Cash at beginning of period	13,920	2,223	-

Cash at end of period	44	1,763

The accompanying notes are an integral part of these financial statements.

Table of Contents                                                                                                                                                        Financial Statements

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

Energizer Tennis Inc. was incorporated on June 16, 2011 in the State of Nevada for the purpose of developing, producing and selling instructional tennis videos to the global tennis community. The videos are available to view or download online, either via our website or via iTunes where our apps are available. Consumers can pay for an annual online subscription to the website which gives access to instructional videos and a host of expert tennis advice.  Consumers can also purchase and download the app independent of membership to the website.  Our target market varies from beginners to individuals who compete regularly including all tennis enthusiasts wanting to improve any aspect of their game.

Development Stage Company

The Company is a development stage company as defined by FASB Accounting Standards Codification (ASC) 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The Company does not have any potentially dilutive instruments as of January 31, 2014 and, thus, anti-dilution issues are not applicable

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $44 and $13,920 at January 31, 2014 and April 30, 2013, respectively.

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

ASC 820, Fair Value Measurements and Disclosures,  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Inventories

As of January 31, 2014 the Company held no inventory.

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from planned operations.  It plans to realize revenues from the sale of instructional tennis videos. The Company follows ASC 605, Revenue Recognition, and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Table of Contents                                                                                                                                                        Financial Statements

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2014 and April 30, 2013.

Long-Lived Assets

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at January 31, 2014.

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

The financial statements of the Company are remeasured to USD in accordance with ASC 830, Foreign Currency Translation Matters.  Historical exchange rates are used to remeasure nonmonetary assets and liabilities; current exchange rates for monetary assets and liabilities.   Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in net income.  Certain revenue and expense items are remeasured using an appropriate weighted average exchange rate.

The Company discloses the aggregate transaction gain or loss included in determining net income in the notes to the financial statements pursuant to ASC 830-20-45-1.

Share-based Compensation

The company had no share-based compensation plans or stock issuances for services during the periods ended January 31, 2014 and 2013.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies at January 31, 2014 or April 30, 2013.

Table of Contents                                                                                                                                                        Financial Statements

Related parties

The Company follows ASC 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions consisted of advances from one of our officers. See Note 10.

Shipping Costs

The company incurs no shipping costs as products and services are web-based.

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

The Company reviews the FASB issued Accounting Standards Update (ASU) pronouncements and interpretations that have effective dates during the periods reported an in future periods.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 5 – PREPAID EXPENSE

Prepaid expense totaled $1,970 and $0 at January 31, 2104 and April 30, 2013 and consisted solely of a legal retainer and is amortized as expenses are incurred.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment.  As of:

	January 31, 2014	April 30, 2013
Property and equipment	$ 1,247	1,247
Less accumulated depreciation	807	521
Property and equipment, net	440	726

Table of Contents                                                                                                                                                        Financial Statements

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $198 for the three months ended January 31, 2014 and 2013 and $286 and $206 for the nine months January 31, 2014 and 2013; respectively.

NOTE 7 – INTANGIBLES

Intangibles consist of website development and instructional videos.  As of:

	January 31, 2014	April 30, 2013
Website development	$ 17,991	17,991
Less accumulated amortization	2,250	1,155
Intangibles, net	15,741	16,836

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $267 and $285 for the three months ended January 31, 2014 and 2013 and $814 and $788 for the nine months ended January 31, 2014 and 2013, respectively.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of January 31, 2014, the Company incurred a loss of $75,484, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $26,419 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

Per United States government filing regulations, The Company’s corporate income tax returns are open for inspection for all years since inception.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At January 31, 2014, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 10 – RELATED PARTY TRANSACTIONS

Equity

In June 2011, the Company issued 2,000,000 restricted common shares, at $0.01 per share, and totaling $20,000, to two of its officers-directors.

On May 26, 2013, Alexander Farquharson, our President, Secretary, Director, purchased 1,000,000 restricted common shares of Company stock from the former Treasurer and Director for $10,000 USD in a private transaction.  As a result of this stock acquisition, Mr. Farquharson owns approximately 68% of the outstanding common stock and is considered a principal owner of the company.

Table of Contents                                                                                                                                                        Financial Statements

Advances from stockholders

From time to time, stockholders and officers of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and are due on demand.

Stockholders of the Company advanced $3,278 in aggregate to the Company for working capital purposes during the year ending April 30, 2013. On July 25, 2013 former shareholders agreed to forgive debts totaling $3,278.  The forgiven amounts have been recorded as additional paid in capital.

Officer advances totaled $17,047 and $3,278 at January 31, 2014 and April 30, 2013.

Other

The Company neither owns nor leases any real or personal property. The sole officer provides office space without charge. Rental expense has been included in the financial statements as additional paid-in capital.  Rent expense totaled $900 and $2,700 for the three and nine months ended January 31, 2014, respectively.

The sole officer and director is currently involved in other business activities and most likely will become involved in additional business activities in the future.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of January 31, 2014.

In June 2011, the Company issued 2,000,000 restricted shares, at $0.01 per share, and totaling $20,000 to two of its officers-directors.

On April 18, 2013, the Company issued 947,500 shares at $0.04 per share, and totaling $37,900 in cash.

.Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of January 31, 2014.

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

Results of Operations.

Three months ended January 31, 2014 and 2013

Table of Contents                                                                                                                                                        Financial Statements

Revenue

We had no revenues or profits for the three months ended January 31, 2014 and 2013.  We expect to generate revenues as we continue operations and implement our business plan.

Operating Expenses

For the three months ended January 31, 2014, our total operating expenses were $5,228 compared with total operating income of $4,564 for the same period in 2013.

Expenses were attributable to depreciation and amortization of $465, general and administrative expenses of $1,617, and professional fees of $3,146. Our general and administrative expenses were primarily attributable to payments for office expenses and telephone.  In comparison, our total operating expenses for the three months ended January 31, 2013 was $4,564, which consisted of depreciation and amortization of $337, general and administrative expenses of $1,029, and professional fees of $3,882.

The increase in operating expenses was primarily attributable to increased legal and auditing fees.

Net Profit or Loss

For the three months ended January 31, 2014 and 2013 our net profit was $7,772 and $4,564. We incurred an operating loss of $5,228 which was offset by $13,000 in other income generated by forgiveness of accounts payable and resulting in net profit of $7,772. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

Nine months ended January 31, 2014 and 2013

Revenue

We had no revenues or profits for the nine months ended January 31, 2014 and 2013.  We expect to generate revenues as we continue operations and implement our business plan.

Operating Expenses

For the nine months ended January 31, 2014 and 2013, our total operating expenses were $31,367 and $29,034 respectively. Expenses were attributable to depreciation and amortization of $1,100 and $996, general and administrative expenses of $19,148 and 3,238, and professional fees of $11,119 and $24,800. The increase in our general and administrative expenses were primarily attributable to payments for DTC registration and transfer agent fees.  The decrease in our professional fees is primarily attributable to lower legal and accounting fees associated with operating as a public company as opposed to legal and accounting fees associated with becoming a public company.

Net Profit or Loss

For the nine months ended January 31, 2014 and 2013, our operating expenses and net losses were $31, 367 and $29,034 respectively. The increased net loss is driven by the increase in general and administrative expenses as previously mentioned and is mostly offset by the reduction in professional fees, specifically legal fees. We expect to continue to incur net losses for the foreseeable until we generate significant revenue from sales.

Liquidity and Capital Resources.  As of January 31, 2014, current assets are comprised of cash totaling $44 and prepaid expenses totaling $1,970. Our total assets of $18,195 consist of current assets of $2,014 and fixed assets which are comprised of intangibles; website development valued at $11,162; and instructional videos valued at $4,579; and property and equipment, computers valued at $440.

As of January 31, 2014, we had total liabilities of $23,060, which were comprised of accounts payable and loans from our sole officer and director.

We have no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 5,000,000 shares of our common stock at a purchase price of $0.04 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on October 23, 2012.  On April 21, 2013 we sold 947,500 shares of our common stock to investors pursuant to that offering and our offering closed on this day.

Table of Contents                                                                                                                                                        Financial Statements

During the next three to six months, our primary objective is to increase our revenues from operations.

We expect that the legal and accounting costs of maintaining  public company status will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $25,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of January 31, 2014, we had a cash balance of $44.  In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended January 31, 2014 disclose uncertainty as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2014.

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

Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Furthermore, our principal executive officer and our principal financial officer have determined that there are material weaknesses in our disclosure controls and procedures.

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

Energizer Tennis, Inc., a Nevada corporation

February 28, 2014	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)