Form 10-K
period 2014-04-30
Energizer Tennis Inc.
filed 2014-08-05
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54948

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

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No[   ]

Quick Link to Table of Contents

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not b be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ] (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [   ]

As of October 31, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $37,900 based upon the price at which the equity was last sold on April 18, 2013.

The number of shares outstanding of each of the issuer’s classes of common equity as of August 5, 2014 is as follows:

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

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

Our business includes creating, developing and selling, tennis instructional videos to our customers and other interested parties. Our website (www.energizertennis.com) provides expert advice on technique, strategy and game craft, physical preparation training, nutrition advice, and injury-prevention guidelines. The objective is to create an online resource where players can access professional and accurate information and video instruction, as well as, have their own game analyzed.

The videos have been developed as a series with each video focusing on specific issues including ground-strokes, serve and return, net play, movement on court, racket stringing, singles and doubles tactics, fitness sessions, advanced tactics, shot recognition, physical testing and training, speed/agility, coordination, fitness games in addition to playing on different surfaces.

Currently everyone has access to free tennis videos, expert advice, interactive forums, tournament reviews, and our blog.  To view the videos on additional resources including an iPhone/iPad applications customers have to pay a fee of $2.99 to download the app. We also offer a free ‘lite’ version of the app which allows access to a select number of videos. Both the full and lite apps are marketed and sold/downloadable for the iPhone/iPad on Apple iTunes, our digital vendor.

In the future, we intend to further develop our website and iPhone/iPad applications to include more material and other functions such as player finder, progress tracker, and online coaching.

Our management has over 10 years of experience in the tennis industry, including experience in coaching and playing to international standards.

Filming and production costs are approximately $85 per video. This varies on the complexity and duration of videos, in addition to the amount of editing required. We currently charge $2.99 for access to the videos both on the website via a premium membership and a downloadable application called “ETennis” from the Apple iTunes store. Pricing has been determined on what management believes is a fair price for an application of this quality, functionality, and genre. A competing application, “Tennis for Everyone,” is a text-based instructional tennis application currently sold for $0.99. In addition to this well-known tennis players such as Raphael Nadal have also launched similar application ‘Rafael Nadal Tennis Academy’ which is only currently available in certain iTunes Stores.  Based on management’s estimates, we believe that our application is in line with other market rates for similar video based instructional content applications. We believe that applications are price sensitive products and customers are only prepared to spend a certain amount of their disposable income on an application, particularly when they can only view a limited number of free sample videos prior to purchase. We developed a free version of the application called “EnergizerT” that will allow people to view up to five free sample videos which we hope will appeal to those customers that do not want to buy the premium version.

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

●

Increasing website hits sufficiently to be able to offer advertising space to tennis product manufacturers on the website will require $10,000 to effectively promote the website through targeted advertising, including features in magazine and prize giveaways in addition to; social media networks; and, country-specific and global tennis associations. We expect a 3 month summer campaign would allow us to increase website traffic to a level where offering advertising space would be feasible. We estimate that we will need website traffic of 500 to 1,000 hits per day in order be sufficient to offer advertising space.  We believe that we will be able to generate this amount of traffic by the end of a three month advertising campaign because we plan on using offering proceeds to purchase an advertising campaign on www.tenniseurope.org, which would cost approximately $3,100 and would give us approximately 2,250,000 page impressions on its site.  Page impressions are the number of times a web site has been accessed or viewed by a user.  Page impressions of our website on www.tenniseurope.com are significant because they generate increased traffic to our website, which will create exposure to our company and products.  During 2012 www.tenniseurope.org averaged 4,700,000 page views per month from an average of 550,000 visitors per month.  If the advertising campaign delivers 5% of its average monthly traffic, it will result in 25,000 visitors a month to our website, resulting in approximately 830 hits per day.  We believe that our advertising campaign will attract 5% of the traffic to www.tenniseurope.com because visitors of www.tenniseurope.com  generally have an interest in tennis and we believe that it is reasonable to expect that at least 5% of these visitors (one in twenty) would be interested in finding out more about our company and products. Additionally, we intend to generate increased traffic through targeted advertising using Google Adwords, as well as, advertising in other magazines worldwide.

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

We intend to run a marketing campaign designed to attract our target market for an initial period of 3 months to coincide with major tennis tournaments when we believe the sport’s profile is at its highest. We intend to advertise in tennis websites in Dubai, France, Spain, UK and the US initially. The primary advantage of website advertising is that it allows us to specifically target tennis players and parents interested in tennis. The cost of such advertising is a potential drawback and the fact that it might not adequately attract beginners, as some of our videos/information are aimed at beginners who may not purchase tennis magazines or visit tennis specific websites. For this reason, we also intend to advertise through social media networks such as Facebook and offer certain free sample

Quick Link to Table of Contents

videos on YouTube and Vimeo. Additionally, we plan to create a targeted advertising campaign using Google Adwords.  Google Adwords allows companies like ours to advertise to a targeted audience who have entered certain keywords when running a search on Google. When the keywords are triggered, an advertisement for our company will appear next to the search results. Google will only charge the advertiser when the user clicks on the advertisement.  Google Adwords can be targeted to users from a specific geographic location.  The advertisements are short, consisting of one headline with 25 characters of text and two additional lines consisting of 35 characters of text each.  We hope that increased marketing and customer awareness will result in increased iPhone, iPad app sales in addition to increase website subscriptions. New functions to the website to be added post the offering will also generate several other revenue streams to the business.

(2) Distribution Methods of Our Products

Our website is located at www.energizertennis.com and provides prospective customers with video lessons, information about our services and the company along with our contact information. As of April 30, 2014, our website received approximately 20 monthly hits.

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

We own the Internet domain name www.energizertennis.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

(12) Our Employees

As of April 30, 2014, we have no employees other than our officers who receive no compensation. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

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

The individuals serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and director shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs.  Alexander Farquharson works as a part-time self-employed tennis coach and Daniel Martinez is a self-employed accountant. Mr. Daniel Martinez resigned from his positions as Treasurer, Chief Financial Officer and Director on May 27, 2013. They operate(d) Energizer Tennis Inc. on a part time basis.  As a result, Mr. Farquharson and Mr. Martinez may have (or may have had) a potential conflict of interest with existing clients or Ready Clerk Ltd in allocating time to the activities of Energizer Tennis Inc.  We do not believe there is a conflict of interest with existing clients or Ready Clerk Ltd for the presentation of business opportunities because Energizer Tennis Inc. focuses on a business area that existing clients and Ready Clerk Ltd do not offer or have the capability/equipment to handle. On May 31, 2013, Ms. Ella German was appointed as Treasurer, Chief Financial Officer, and Director.

We depend on the efforts and abilities of our officers.

At April 30, 2014, we had only two officers, Alexander Farquharson and Ella German, who were also our only employees.  Mr. Farquharson currently devotes approximately 12 hours per week to our business. Ms. Ella German was appointed as Treasurer, Chief Financial Officer, and Director on May 31, 2013.  Ms. German devotes approximately 6 hours per week to our business.  Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations.   The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

The demands on our officers will increase because of our status as a public company.

Our two officers, Alexander Farquharson and Ella German, have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

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

Quick Link to Table of Contents

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our auditors have noted that we have no revenues from operations and continued net losses, that we have not emerged from the development stage, and that we are requiring traditional financing or equity funding to continue operations.  These reasons have led our auditors to express substantial doubt regarding our ability to continue as a going concern.  If we are unable to obtain adequate capital, we may be forced to cease operations.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive, administrative and operating offices are located at Suite 3, 219 Bow Road, Docklands, London E3 2SJ, United Kingdom. Mr. Farquharson contributes office space of approximately 200 square feet for $300 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol EZRT since October 4, 2013.

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

During the year ended April 30, 2013 the Company issued 947,500 shares of stock pursuant to our Registration Statement declared effective on October 23, 2012.

We had twenty-five (25) stockholders of record of our common stock as of April 30, 2014.  The CUSIP number for our common stock is 29271H 103.

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

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this annual report captioned "Management’s Discussion and Analysis of  Financial Condition and Results of Operations." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

Employees

As of April 30, 2014, there were no full time employees.  This does not include the two officers and directors who run the corporation.

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

Results of Operations

Revenues. We had revenues of $0 for the year ended April 30, 2014 compared with revenues of $48 during the year ended April 30, 2013.  We expect to generate more significant revenues as we continue developing operations and implementing our business plan.

Costs of Revenues.   Our cost of goods sold was $0 for the year ended April 30, 2014 compared with $0 for the year ended April 30, 2013.

Gross Profit.   Our gross profit was $0 for the year ended April 30, 2014 and $0 for the year ended April 30, 2013.

Operating Expenses. For the year to April 30, 2014 our total operating expenses were $29,240 compared with $49,989 for the year ended April 30, 2013.  These expenses were attributable to depreciation and amortization of $1,438, general and administrative expenses of $26,399, and professional fees of $14,400. Our general and administrative expenses were primarily attributable to payments for rent and EDGAR and transfer agent fees. These decreased by $7,861 in 2014 compared to 2013 due to decreased legal fees having changed legal counsel and reduced operations resulting in reduced compliance costs of filing disclosures.  Our professional fees primarily consisted of legal, audit, and accounting fees associated with being a public company.

Net Loss.   For the year ended April 30, 2014 our net loss was $29,240 compared with $49,989 for the year ended April 30, 2013. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)
April 30, 2014	$(29,240)	$0	$(29,240)
April 30, 2013	$(49,989)	$0	$(49,989)

Results of Operations for the years ended April 30, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Statements of Operations for the Years Ended April 30,

	2014	2013	%Change
Revenue:	$-	$-	0%
Cost of goods sold	-	-	0%
Gross profit	-	-	0%
General and administrative expenses
Depreciation and Amortization	1,438	1,325	109%
General & Administrative Expenses	26,402	7,277	363%
Professional Fees	14,400	41,387	-67%
Total general and administrative expenses	42,240	49,989	-16%
Operating loss	$(42,240)	$(49,989)	-16%
Other income – forgiveness of debt	$13,000	$-	100%
Net profit (loss)	(29,240)	$(49,989)	-42%
Income (loss) per share: basic and diluted	$(0.01)	$(0.02)	55%

Liquidity and Capital Resources

Liquidity

General. At April 30, 2014, we had cash and cash equivalents of $44. We have met our cash needs primarily through directors’ loans.  Our cash requirements are generally for professional services and general and administrative activities.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $13,876 for the year ended April 30, 2014.  The principal elements of cash flow from operations for the year ended April 30, 2014 included an increase in advances from stockholders of $20,452.

Cash provided by our financing activities was $0 and $37,900 for the years ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, liabilities exceeded assets. Assets decreased from $31,201 at April 30, 2013 to $17,758 at April 30, 2014, and liabilities increased from $23,678 at April 30, 2013 to $28,596 at April 30, 2014.

	For the years ended April 30,
	2014	2013
Cash used in operating activities	(13,876)	(21,386)
Cash used in investing activities	(0)	(4,816)
Cash provided by financing activities	(0)	37,900
Net changes to cash	(13,876)	11,698

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements at April 30, 2014 and 2013.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In December 2012 Peter Messineo, CPA (PM) merged into the firm known as DKM Certified Public Accountants (DKM).  In April 2013 the agreement of DKM and PM was terminated and the Company engaged Messineo & Co, CPAs, LLC (M&Co) of Clearwater, Florida.  M&Co is a continuation of the original audit firm PM. M&Co performed the audit for the year ended April 30, 2013.  On July 1, 2014, M&Co declined to stand for reappointment as our Company’s independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Gulfport, Florida, as its new registered independent public accountant.  We have had no disagreements with M&Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.  Our Board of Directors participated in and approved the decision to engage RLBCPA.

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

As of April 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weaknesses noted were:  lack of an audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of

Quick Link to Table of Contents

duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a small group without adequate compensating controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of April 30, 2014, our internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2014  that has materially affected or is reasonably likely to affect our internal control over financial reporting.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

ITEM 9B - OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 but not reported, whether or not otherwise required by this Form 10-K.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not presently have compensation arrangements with its named executive officers.  Executive officers were not paid salaries in the years ended April 30, 2014 and 2013 nor were they paid equity-based compensation.

Board of Directors and Committees

Currently, our Board of Directors consists of Alexander Farquharson and Ella German.  We are seeking additional board members. At present, the Board of Directors has not established any standing committees.  Members of our Board of Directors do not receive salaries or equity-based compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of sole member of the Board.  During the fiscal year ended April 30, 2014, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Quick Link to Table of Contents

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 30, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership as of April 30, 3014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Alexander Farquharson[1] Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom	2,000,000	68%
Common Stock	Ella German Suite 3, 219 Bow Road Docklands, London E3 2SJ, United Kingdom	0	0%
Common Stock	All Executive Officers and Directors as a Group	2,000,000

 1On May 26, 2013, Alexander Farquharson purchased 1,000,000 shares of Company stock from Daniel Martinez (former Treasurer and Director) for $10,000 USD in a private transaction. Mr. Farquharson used his personal funds to pay for the stock.  As a result of this stock acquisition, Mr. Farquharson is now the sole holder of 68% of the issued and outstanding stock of the Company, and is thus controlling shareholder. There are no arrangements or understandings between Mr Farquharson and Daniel Martinez with respect to the election of directors or other matters.

[2]Effective May 27, 2013, Daniel Martinez resigned as Treasurer, Chief Financial Officer, and Director of our Company.

Quick Link to Table of Contents

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended April 30, 2014, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal years 2014 and 2013:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2014	6,500	0	0	0	6,500
2013	4,800	0	0	0	4,800

Quick Link to Table of Contents

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of ENERGIZER TENNIS, INC. are included in this report immediately following the signature page:

•

Reports of Independent Registered Public Accounting Firms

•

Balance Sheets at April 30, 2014 and April 30, 2013

•

Statements of Operations for the years ended April 30, 2014 and April 30, 2013

•

Statements of Stockholders’ Deficit for the years ended April 30, 2014 and April 30, 2013

•

Statements of Cash Flows for the years ended April 30, 2014 and April 30, 2013

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

ENERGIZER TENNIS, INC.

Dated: August 5, 2014	/s/ALEXANDER FARQUHARSON
Alexander Farquharson
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENERGIZER TENNIS, INC.

Dated: August 5, 2014	/s/ALEXANDER FARQUHARSON
Alexander Farquharson
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: August 5, 2014	/s/ ELLA GERMAN
Ella German
Secretary, Treasurer, Chief Financial Officer, and Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd - Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Energizer Tennis, Inc.

Las Vegas, NV

We have audited the accompanying balance sheet of Energizer Tennis, Inc. as of April 30, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Tennis, Inc. as of April 30, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

July 29, 2013

Quick Link to Table of Contents

RLB Certified Public Accountant PLLC

6314 11th Avenue South - Gulfport, FL  33707-3002

Cell 727-452-4803   Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ENERGIZER TENNIS, Inc.

Suite 3, 219 Bow Road

Docklands, London, United Kingdom

E3 2SJ

I have audited the accompanying balance sheet of Energizer Tennis, Inc. as of April 30, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from June 16, 2011 (inception) to April 30, 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The 2013 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on July 29, 2013.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Tennis, Inc. as of April 30, 2014, and the results of its operations and its cash flows for the year then ended, and for the period from June 16, 2011 (inception) to April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a comprehensive net loss, negative cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RLB Certified Public Accountant PLLC

Gulfport, Florida

August 4, 2014

Quick Link to Table of Contents

Energizer Tennis Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	April 30,	April 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$44	$13,920
Pre-paid expenses	1,870	-
Total Current Assets	1,914	13,920

FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $883 and $521, respectively.	365	726
Intangibles - instructional videos, net of accumulated amortization of $313 and $0, respectively.	4,503	4,816
Intangibles- website development, net of accumulated amortization of $2,199 and $1,436, respectively.	10,976	11,739
Total Fixed Assets	15,844	17,281

TOTAL ASSETS	$17,758	$31,201

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	966	20,400
Accrued Expenses	3,900	-
Advances from Stockholders	23,730	3,278
Total Liabilities	28,596	23,678

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	72,571	61,693

Accumulated deficit during development stage	(86,357)	(57,117)
Total Energizer Tennis Inc. Stockholders' Equity	(10,838)	7,524
TOTAL LIABILITIES & EQUITY (DEFICIT)	$17,758	$31,201

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Energizer Tennis Inc.

(A Development Stage Company)

Statements of Operations

			June 16, 2011
	Year	Year	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2014	2013	2014
Revenues
Revenues	$-	-	$48

Cost of Goods Sold
Cost of Goods Sold	-	-	2

Gross Profit	-	-	46

General & Administrative Expenses
Depreciation and Amortization	1,438	1,325	3,395
General & Administrative Expenses	26,402	7,278	38,040
Professional Fees	14,400	41,387	57,968

Total General & Administrative Expenses	42,240	49,989	99,403

Other income
Debt forgiveness of Accounts Payable	13,000	-	13,000

Operating profit/(loss)	$(29,240)	(49,989)	(86,357)

Net profit/(loss)	(29,240)	(49,989)	(86,357)

Loss per share
Basic	(0.01)	(0.02)
Diluted	(0.01)	(0.02)

Weighted average number of	2,947,500	2,016,581
common shares outstanding

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Energizer Tennis Inc.

(A Development Stage Company)

Statements of Changes In Stockholders’ Equity

	Common Stock	Common Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total

Balance, June 16, 2011	-	-	-	-	-

Stock Issued for cash on June 24, 2011	2,000,000	2,000	18,000	-	20,000
@ $0.01 per share

Contribution of facilities rent – related party			3,140	-	3,140

Net Loss, April 30, 2012				(7,127)	(7,127)

Balance, April 30, 2012 (Audited)	2,000,000	2,000	21,140	(7,127)	16,013

Contribution of facilities rent – related party			3,600	-	3,600

Stock Issued for cash on April 18, 2013	947,500	948	36,953		37,900
@ $0.04 per share

Net Loss, April 30, 2013				(49,989)	(49,989)

Balance, April 30, 2013 (Audited)	2,947,500	2,948	61,693	(57,117)	7,524

Contribution of facilities rent – related party			3,600	-	3,600

Forgiveness of debt by former shareholder	-	-	3,278		3,278

Contribution of fees			4,000	0	4,000

Net Loss, April 30, 2014				(29,240)	(29,240)

Balance, January 31, 2014	2,947,500	2,948	72,571	(86,357)	(10,838)

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Energizer Tennis Inc.

(A Development Stage Company)

Statements of Cash Flows

			June 16, 2011
	Year	Year	(inception)
	Ended	Ended	through
	April 30,	April 30,	January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(29,240)	$(49,989)	$(86,357)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	1,438	1,325	3,395
Forgiveness of Debt by related party	3,278	-	3,278
Additional paid-in capital in exchange for facilities provided by related party	3,600	3,600	10,340
Additional paid-in capital in exchange for contributed services	4,000	-	4,000
Changes in current assets and liabilities:
Increase/Decrease in accounts payable	(19,434)	20,400	966
Increase/Decrease in accrued expenses	3,900		3,900
Advances from Stockholders	20,452	3,278	23,730
Increase/Decrease in prepayments	(1,870)	-	(1,870)
Net cash used in Operating Activities	(13,876)	(21,387)	(38,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-	(1,247)
Intangibles	-	(4,816)	(17,991)
Net cash used in Investing Activities	-	(4,816)	(19,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	37,900	57,900
Retained Earnings	-	-	-
Debts waived by former director/shareholder	-	-	-
Net cash provided by Financing Activities	-	37,900	57,900

Net cash increase for period	(13,876)	11,697	44

Cash at beginning of period	13,920	2,223	-

Cash at end of period	44	13,920	$44

The accompanying notes are an integral part of these financial statements.

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

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of April 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $44 and $13,920 at April 30, 2014 and April 30, 2013, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Inventories

As of April 30, 2014 and 2013 the Company held no inventory.

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from principal planned operations.  It plans to realize revenues from the sale of instructional tennis videos. The Company follows FASB ASC 605, Revenue Recognition and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes.  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company files income tax returns in the United States which are subject to examination by tax authorities in these jurisdictions.  Generally, three years of returns remain subject to examination by major tax jurisdictions.   The state impact, if any, of any federal changes to prior year remains subject to examination for a period of up to five years after formal notification to the states.

The Company has evaluated tax positions in accordance with ASC 740, Income taxes, and has not identified any significant tax positions, other than those disclosed.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at April 30, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of April 30, 2014 and April 30, 2013.

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

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  As the objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities adoption of this guidance is not expected to impact our financial position or results of operations.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Entity.  This newly issued accounting standard establishes one definition of public business entity for future use in U.S. GAAP.  The amendment does not affect existing requirements.  There is no actual effective date for the amendment in this Update.  Adoption of this guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued ASU2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This newly issued accounting standard does not require new recurring disclosures.  This ASU is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. As the objective of this accounting standard is to provide guidance on the presentation of unrecognized tax benefits and the settling of income taxes resulting from disallowances of tax positions.  Adoption of this guidance did not impact our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source.  If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information.  This ASU is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. As the objective of this accounting standard is to improve the reporting of classifications out of accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard has not impacted our financial position or results of operations.

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard has not impacted our financial position or results of operations..

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

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $1,870 and $0 at April 30, 2014 and 2013, respectively; and consisted solely of a single legal retainer.

NOTE 6.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of April 30:

	2013	2012
Property and equipment	1,247	1,247
Less accumulated depreciation	883	521
Property and equipment, net	364	726

Assets are depreciated over their useful lives beginning when placed in service.  Depreciation expenses were $362 and $521 for the years ended April 30, 2014 and 2013, respectively.

NOTE 7.  INTANGIBLES

Intangibles consist of website development for the production of revenues.  As of April 30:

	2014	2013
Website development	13,175	13,175
Instructional videos	4,816	4,816
Less accumulated amortization	2,512	1,436
Intangibles, net	15,479	16,555

Intangible assets are amortized over their useful lives beginning when placed in service.  Amortization expenses were $1,438 and $1,325 for the years ended April 30, 2014 and 2013, respectively.  Estimated aggregate amortization expense is $1,200 for each of the next five years.

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

NOTE 8.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2014, the Company has incurred net losses of $86,300, resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $30,200 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At April 30, 2014, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 10.  RELATED PARTY TRANSACTIONS

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

On May 26, 2013, Alexander Farquharson, our President, Secretary, Director, purchased 1,000,000 shares of Company stock from Daniel Martinez (former Treasurer and Director) for $10,000 USD in a private transaction.  Mr. Farquharson used his personal funds to pay for the stock.  As a result of this stock acquisition, Mr. Farquharson is now the holder of 68% of the issued and outstanding stock of the Company, and is thus the sole controlling shareholder. There are no arrangements or understandings between Mr. Farquharson and Daniel Martinez with respect to the election of directors or other matters.

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $3,600 and $3,600 for the years ending April 30, 2014 and 2013.

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $24,987 and $3,278 to the Company for working capital purposes during the years ended April 30, 2014 and 2013, respectively.  During 2014 $3,278 was forgiven and contributed to capital and $1,257 was repaid in cash.

Other

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital.  Rent expense was $3,600 for the years ending April 30, 2014 and 2013.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future

NOTE 11.  SHAREHOLDERS’ EQUITY

Common Stock

Quick Link to Table of Contents

ENERGIZER TENNIS INC.

(A Development Stage Company)

Notes to Financials

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of April 30, 2014.

947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The Company does not have any potentially dilutive instruments as of April 30, 2014 and, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of April 30, 2014.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote such shares.

Additional Paid In Capital

One of our officers contributed office space in each of the years ending April 30, 2014 and 2013 and valued at $3,600.

A non-related party contributed accounting and tax services totaling $4,000 in the year ending April 30, 2014.

NOTE 12.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.