Form 10-Q
period 2014-07-31
Energizer Tennis Inc.
filed 2014-09-04
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 4, 2014, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                    Financial Statements

Table of Contents                                                                                                                                                    Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc.
Condensed Balance Sheets
	As of	As of
	July 31,	April 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$44	$44
Prepaid Expenses	588	1,870
Total Current Assets	632	1,914
FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $960 and $883, respectively.	287	365
Intangibles - instructional videos, net of accumulated amortization of $388 and $313, respectively.	4,428	4,503
Intangibles- website development, net of accumulated amortization of $2,382 and $2,199, respectively.	10,793	10,976
Total Fixed Assets	15,508	15,844
TOTAL ASSETS	$16,140	$17,758

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	1,304	966
Accrued Expenses	5,400	3,900
Advances from Stockholders	23,847	23,730
Total Liabilities	30,551	28,596
ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	74,471	72,571
Retained earnings	(91,830)	(86,357)
Total Energizer Tennis Inc. Stockholders' Equity	(14,412)	(10,838)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$16,140	$17,758

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.

Condensed Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2014	2013
Revenues
Revenues	$-	$-

Cost of Goods Sold
Cost of Goods Sold	-	-

Gross Profit	-	-

General & Administrative Expenses
Depreciation and Amortization	336	321
General & Administrative Expenses	2,113	5,873
Professional Fees	3,025	4,058

Total General & Administrative Expenses	5,474	10,252

Operating loss	$(5,474)	(10,252)

Net profit/(loss)	(5,474)	(10,252)

Loss per share
Basic	(0.00)	(0.01)
Diluted	(0.00)	(0.01)

Weighted average number of	2,947,500	2,000,000
common shares outstanding

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	Jul 31,	Jul 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,474)	$(10,252)
Adjustments to reconcile Net Loss to net cash provided by operations:
Depreciation and Amortization	336	321
Forgiveness of Debt by related party	-	-
Additional paid-in capital in exchange for facilities provided by related party	900	900
Additional paid-in capital in exchange for contributed services	1,000	-
Increase/Decrease in accounts payable	338	1,243
Increase/Decrease in accrued expenses	1,500	-
Advances from Stockholders	118	-
Increase/Decrease in prepayments	1,282	(3,175)
Net cash used in Operating Activities	(0)	(10,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-
Intangibles	-	-
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Retained Earnings	-	-
Net cash provided by Financing Activities	-	-

Net cash increase for period	(0)	(10,963)

Cash at beginning of period	44	13,920

Cash at end of period	$44	2,957

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.

Notes to Condensed Unaudited Financial Statements

July 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended July 31, 2014 are not necessarily indicative of the results for the full fiscal year ending April 30, 2015.

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

Fiscal Year End

The Company has elected April 30 as its fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $44 at July 31, 2014 and April 30, 2014.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in

Table of Contents                                                                                                                                                    Financial Statements

net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share are not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of July 31, 2014.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2014 and April 30, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Inventories

As of July 31, 2014 and April 30, 2014 the Company held no inventory.

Table of Contents                                                                                                                                                    Financial Statements

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from principal planned operations.  It plans to realize revenues from the sale of instructional tennis videos. The Company follows ASC 605, Revenue Recognition and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at July 31, 2014.

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

Table of Contents                                                                                                                                                    Financial Statements

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

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Shipping Costs

The company incurs no shipping costs as products and services are web-based and sales are completed on line.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans sufficient to meet its minimal operating expenses from management and significant stockholders.  Additionally, management hopes to raise equity funding.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted.  The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities early application of this guidance and has not impacted our financial position or results of operations.

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $588 and $1,870 at July 31, 2014 and April 30, 2014, respectively; and consisted solely of a single legal retainer.

Table of Contents                                                                                                                                                    Financial Statements

NOTE 6.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of July 31:

	2014	2013
Property and equipment	1,247	1,247
Less accumulated depreciation	960	566
Property and equipment, net	287	681

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $78 for each of the three month periods ended July 31, 2014 and 2013.

NOTE 7.  INTANGIBLES

As of July 31, intangibles consisted of:

	2014	2013
Website development	13,174	13,174
Instructional videos	4,816	4,816
Less accumulated amortization	2,770	1,711
Intangibles, net	15,220	16,279

Intangible assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $258 and $275 for the three months ended July 31, 2014 and 2013, respectively. Estimated aggregate amortization expense is $1,200 for each of the next five years.

NOTE 8.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of July 31, 2014, the Company has incurred net losses of $91,830, resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $32,140 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2014, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 10.  RELATED PARTY TRANSACTIONS

Equity

Table of Contents                                                                                                                                                    Financial Statements

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

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

As of July 31, 2014, our CEO who is also a principal owner of the Company advanced $23,847 to the Company for working capital purposes.  There were no advances during the three months ended July 31, 2014.

Other

The Company neither owns nor leases any real or personal property. An officer has provided office space without charge. Rental costs have been included in the financial statements as additional paid-in capital. Rent expense was $900 for the three months ended July 31, 2014.

The officers and directors are currently involved in other business activities and most likely will become involved in additional business activities in the future

NOTE 11.  SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of July 31, 2014.

947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The Company does not have any potentially dilutive instruments as of July 31, 2014 and, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of July 31, 2014.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote their shares.

Additional Paid In Capital

One of our officers contributed office space in period ending July 31, 2014 and 2013 and valued at $900.

A non-related party contributed accounting and tax services totaling $1,000 in the year ending period ending July 31, 2014.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2014, together with notes thereto, which are included in this report.

For the three months ended July 31, 2014, as compared to the three months ended July 31, 2013.

Results of Operations.

Table of Contents                                                                                                                                                    Financial Statements

Revenues.  We had no revenues or profits for the three months ended July 31, 2014, as compared to no revenues or profits for the three months ended July 31, 2013.  We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses.  For the three months ended July 31, 2014, our total operating expenses were $5,474.  Expenses were attributable to depreciation and amortization of $336, general and administrative expenses of $2,113, and professional fees of $3,025. Our professional fees primarily consisted of legal and accounting fees associated with operating as a public company with reporting responsibilities.  In comparison, our total operating expenses for the three months ended July 31, 2013 were $10,253, which consisted primarily of depreciation and amortization of $321, general and administrative expenses of $5,873, and professional fees of $4,058. Our general and administrative expenses were primarily attributable to payments for office expenses and rent, whilst legal and accounting fees associated with operating as a public company with reporting responsibilities. The overall decrease in operating expenses is attributable to decreased legal fees and transfer agent fees.

Net Profit/Loss.  For the three months ended July 31, 2014, our net loss was $5,474. In comparison, our net loss for the three months ended July 31, 2013 was $10,253. The decrease in net loss is directly attributable to lower operating expenses. We expect to continue to incur net losses for the foreseeable future until we generate revenue from sales.

Liquidity and Capital Resources.  As of July 31, 2014, we have cash of $44 and prepayments for legal expenses, in the amount of $588 which constitutes our current assets. Our total assets of $16,140 consist of our current assets of $632 and fixed assets which are comprised of intangibles, comprised of website development valued at $10,793 and instructional video valued at $4,428, and plant, property and equipment valued at $287.

As of July 31, 2014, we had total liabilities of $29,051, which were comprised of accounts payable of $1,304, accrued expenses of $5,400 and advances from stockholders of $23,847.  We have no long term liabilities or commitments or contingencies.

As of July 31, 2014, we had a cash balance of $44.  In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended July 31, 2014 disclose uncertainty as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2014.

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

Table of Contents                                                                                                                                                    Financial Statements

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective.

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

Energizer Tennis, Inc., a Nevada corporation

September 4, 2014	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)