Form 10-Q
period 2014-10-31
Energizer Tennis Inc.
filed 2014-12-18
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 15, 2014, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                    Financial Statements

Table of Contents                                                                                                                                                    Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc.
Condensed Balance Sheets

	As of	As of
	October 31,	April 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$44	$44
Prepaid Expenses	-	1,870
Total Current Assets	44	1,914
FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $1,038 and $883, respectively.	209	365
Intangibles - instructional videos, net of accumulated amortization of $462 and $313, respectively.	4,354	4,503
Intangibles- website development, net of accumulated amortization of $2,562 and $2,199, respectively.	10,613	10,976
Total Fixed Assets	15,176	15,844
TOTAL ASSETS	$15,220	$17,758

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	9,965	966
Accrued Expenses	5,112	3,900
Advances from Stockholders	32,929	23,730
Total Liabilities	48,006	28,596

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	76,371	72,571

Retained earnings	(112,505)	(86,357)
Total Energizer Tennis Inc. Stockholders' Deficit	(33,185)	(10,838)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$15,220	$17,758

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.

Condensed Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Revenues
Revenues	$-	$-	-	$-

Cost of Goods Sold
Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

General & Administrative Expenses
Depreciation and Amortization	331	314	667	635
General & Administrative Expenses	10,420	11,657	12,368	17,531
Professional Fees	9,923	3,915	12,548	7,973

Total General & Administrative Expenses	20,674	15,886	25,583	26,139

Operating loss	$(20,674)	(15,886)	(25,583)	(26,139)

Interest Expense		-	165	-

Net profit/(loss)	(20,674)	(15,886)	(25,748)	(26,139)

Loss per share
Basic	(0.01)	(0.01)	(0.01)	(0.01)
Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of	2,947,500	2,947,500	2,947,500	2,947,500
common shares outstanding

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.
Condensed Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,748)	$(26,139)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	667	635
Forgiveness of Debt by related party	-	3,278
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800
Additional paid-in capital in exchange for contributed services	2,000	-
Increase/Decrease in accounts payable	9,000	(5,270)
Increase/Decrease in accrued expenses	1,212	1,000
Advances from Stockholders	9,199	14,895
Increase/Decrease in prepayments	1,870	(2,645)
Net cash used in Operating Activities	0	(12,446)

Net cash increase for period	0	(12,446)

Cash at beginning of period	44	13,920

Cash at end of period	$44	1,474

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis, Inc.

Notes to Unaudited, Condensed Financial Statements

October 31, 2014

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

The results of operations for the six month period ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending April 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $44 at October 31, 2014 and April 30, 2014.

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

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of October 31, 2014.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of October 31, 2014 and April 30, 2014.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition, and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

Table of Contents                                                                                                                                                    Financial Statements

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at October 31, 2014.

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

Table of Contents                                                                                                                                                    Financial Statements

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted but not required.   As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

Table of Contents                                                                                                                                                    Financial Statements

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $0 and $1,870 at October 31, 2014 and April 30, 2014, respectively; and consisted solely of a legal retainer.

NOTE 6.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	October 31,	April 30,
	2014	2014
Property and equipment	1,247	1,247
Less accumulated depreciation	1,038	882
Property and equipment, net	209	365

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $78 and $156 for each of the three and six month periods ended October 31, 2014 and 2013.

NOTE 7.  INTANGIBLES

Intangibles consisted of:

	October 31,	April 30,
	2014	2014
Website development	13,174	13,174
Instructional videos	4,816	4,816
Less accumulated amortization	3,024	2,512
Intangibles, net	14,967	15,478

Intangible assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $254 and $512 for the three and six months ended October 31, 2014 and $271 and $547 for the three and six months ended October 31, 2013, respectively. Estimated aggregate amortization expense is $1,200 for each of the next five years.

NOTE 8.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of October 31, 2014, the Company has incurred net losses of approximately $112,100, resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $39,200 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	October 31, 2014	April 30, 2014
Deferred tax asset, generated from net operating loss at statutory rates	$39,200	$30,200
Valuation allowance	(39,2000)	(30,200)
	$—	$—

Table of Contents                                                                                                                                                    Financial Statements

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At October 31, 2014, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

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

Advances during the six months ended October 31, 2014 totaled $9,199.  As of October 31, 2014, advances totaled $32,929. All advances are from our CEO who is also a principal owner of the Company.

Other

The Company neither owns nor leases any real or personal property. Our CEO has provided office space without charge. Rental expense is recorded in the financial statements as additional paid-in capital and totaled $1,800 for the six months ended October 31, 2014.

NOTE 11.  SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of October 31, 2014.

Initially 947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed on April 18, 2013.

The Company does not have any potentially dilutive instruments as of October 31, 2014 and, thus, anti-dilution issues are not applicable.

Table of Contents                                                                                                                                                    Financial Statements

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of October 31, 2014.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote their shares.

Additional Paid In Capital

One of our officers contributed office space in period ending October 31, 2014 and 2013 and valued at $1,800.

A non-related party contributed accounting and tax services totaling $2,000 during the period ending October 31, 2014.

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

Overview.  Energizer Tennis Inc. (“Energizer Tennis,” “we,” or the “Company”) was incorporated in the State of Nevada on June 16, 2011.

We are a company specializing in providing expert advice for tennis players of every level through an informative website containing a host of relevant information and professional instructional high definition videos.  Our business includes creating, developing and selling, tennis instructional videos to our customers and other interested parties. Our website (www.energizertennis.com) provides expert advice on technique, strategy and game craft, physical preparation training, and nutrition advice and injury-prevention guidelines. Our objective is to create an online resource where players can access professional and accurate information and video instruction with the option to have their own game analyzed.  The videos have been developed as a series with each video focusing on specific issues including ground-strokes, serve and return, net play, movement on court, racket stringing, singles and doubles tactics, fitness sessions, advanced tactics, shot recognition, physical testing and training, speed/agility, coordination, fitness games in addition to playing on different surfaces.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2014, together with notes thereto, which are included in this report.

Change of Control of Registrant

As of November 25, 2014, Alexander Farquharson, officer, director and majority shareholder of Energizer Tennis, Inc. (the “Company”), sold all of his restricted common shares in the Company, totaling an aggregate of 2,000,000 shares of the common stock of the Company, to Mayya Khalay in a private transaction.  As a result of this transaction, Mayya Khalay owns approximately 68% of the issued and outstanding shares of common stock of the Company and is the now the majority shareholder of the Company.

Table of Contents                                                                                                                                                    Financial Statements

For the three and six months ended October 31, 2014, as compared to the three and six months ended October 31, 2013.

Results of Operations.

Revenues. We had no revenues or profits for the three and six months ended October 31, 2014 and 2013. We expect revenues as we continue operations and implement our business plan.

Operating Expenses. For the three and six months ended October 31, 2014, our total operating expenses were $20,674 and $25,748. Expenses were attributable to depreciation and amortization of $331 and $667, general and administrative expenses of $10,255 and $12,368, and professional fees of $9,923 and $12,548 respectively. Our general and administrative expenses were primarily attributable to payments for rent and transfer agent fees which included costs to obtain DTC certification. We successfully became DTCC full service eligible on August 29, 2014. Our professional fees primarily consisted of audit and review fees, accounting and tax fees and EDGAR fees. In comparison, our total operating expenses for the three and six months ended October 31, 2013 were $15,886 and $26,139, respectively, which consisted primarily of legal and accounting fees associated with becoming a public company.

Net Profit/Loss. For the three and six months ended October 31, 2014, our net loss was $20,674 and $25,748. In comparison, our net loss for the three and six months ended October 31, 2013 was $15,886 and $26,139. The reduction in relative net loss is directly attributable to lower operating expenses. We expect to continue to incur net losses for the foreseeable future related to the sale of our products and services until we generate significant revenue from sales.

Liquidity and Capital Resources.  As of October 31, 2014, we have cash of $44 which constitutes our total current assets. Our total assets of $15,220 consist of our current assets of $44 and fixed assets which are comprised of intangibles, comprised of website development valued at $10,613 and instructional video valued at $4,354, and plant, property and equipment valued at $209.

As of October 31, 2014, we had total liabilities of $48,405, which were comprised of accounts payable of $5,200, accrued expenses of $10,276 and advances from stockholders of $32,929.  We have no long-term liabilities or commitments or contingencies.

In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended October 31, 2014 disclose uncertainty as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Table of Contents                                                                                                                                                    Financial Statements

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2014 Annual Report on Form 10-K.

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

Energizer Tennis, Inc., a Nevada corporation

December 18, 2014	By:	/s/ Alexander Farquharson
	Its:	Alexander Farquharson President, Chief Executive Officer, Secretary, Director (Principal Executive Officer)