Form 10-Q
period 2015-01-31
Energizer Tennis Inc.
filed 2015-03-04
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number: 333-182199

Energizer Tennis, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 3, 2015, there were 2,947,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Table of Contents                                                                                                                                                    Financial Statements

Table of Contents                                                                                                                                                    Financial Statements

PART I

Item 1. Financial Statements

Energizer Tennis Inc.
Balance Sheets
	As of	As of
	January 31,	April 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$44	$44
Prepaid Expenses	-	1,870

Total Current Assets	44	1,914

FIXED ASSETS
Plant, Property, Equipment, net of accumulated depreciation of $1116 and $883, respectively.	131	365
Intangibles - instructional videos, net of accumulated amortization of $711 and $313, respectively.	4,282	4,503
Intangibles- website development, net of accumulated amortization of $2,739 and $2,199, respectively.	10,436	10,976

Total Fixed Assets	14,849	15,844

TOTAL ASSETS	$14,893	$17,758

COMMITMENTS AND CONTINGENCIES (Note 10)

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	4,234	966
Accrued Expenses	12,500	3,900
Advances from Stockholders	-	23,730
Total Liabilities	16,734	28,596

ENERGIZER TENNIS INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value. Authorized 10,000,000 shares,	-	-
0 shares issued and outstanding.
Common stock, $.001 par value. 100,000,000 authorized shares	2,948	2,948
and 2,947,500 and 2,947,500 shares issued and outstanding, respectively
Additional Paid in Capital	126,673	72,571

Retained earnings	(131,462)	(86,357)
Total Energizer Tennis Inc. Stockholders' Equity	(1,841)	(10,838)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$14,893	$17,758

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.
Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
Revenues
Revenues	$-	$-	$-	$-

Cost of Goods Sold
Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

General & Administrative Expenses
Depreciation and Amortization	327	465	994	1,100
General & Administrative Expenses	15,069	1,617	28,924	19,148
Professional Fees	3,363	3,146	15,187	11,119

Total General & Administrative Expenses	18,759	5,228	45,105	31,367

Operating loss	$(18,759)	(5,228)	$(45,105)	$(31,367)

Other income	-	13,000	-	13,000
Interest Expense	-	-	-	-

Net profit/(loss)	(18,759)	7,772	(45,105)	(18,367)

Loss per share
Basic	(0.00)	(0.00)	(0.02)	(0.02)
Diluted	(0.00)	(0.00)	(0.02)	(0.02)

Weighted average number of	2,947,500	2,947,500	2,947,500	2,947,500
common shares outstanding

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                    Financial Statements

Energizer Tennis Inc.
Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,105)	$(18,367)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation and Amortization	994	1,100
Forgiveness of Debt by related party	47,403	3,278
Additional paid-in capital in exchange for facilities provided by related party	2,700	2,700
Additional paid-in capital in exchange for contributed services	4,000
Increase/Decrease in accounts payable	(1,732)	(15,387)
Increase/Decrease in accrued expenses	8,600	1,000
Advances from Stockholders	(18,729)	13,769
Increase/Decrease in prepayments	1,870	(1,970)
Net cash used in Operating Activities	0	(13,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-
Intangibles	-	-
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Retained Earnings	-	-
Net cash provided by Financing Activities	-	-

Net cash increase for period	0	(13,876)

Cash at beginning of period	44	13,920

Cash at end of period	44	44

The accompanying notes are an integral part of these unaudited, condensed financial statements.

Table of Contents                                                                                                                                                   Financial Statements

Energizer Tennis, Inc.

Notes to Unaudited, Condensed Financial Statements

January 31, 2015

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

The results of operations for the nine month period ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending April 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $44 at January 31, 2015 and April 30, 2014.

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

Table of Contents                                                                                                                                                    Financial Statements

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies as of January 31, 2015 and April 30, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of January 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Table of Contents                                                                                                                                                    Financial Statements

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at January 31, 2015.

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

Management’s plan to obtain such resources for the Company include, obtaining loans from management and stockholders to meet its minimal operating expenses and raising equity funding.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Table of Contents                                                                                                                                                    Financial Statements

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

In February 2015, FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendments in this update simplify the codification and reduce the number of consolidation models by eliminating the indefinite deferral of Statement 167 and placing more emphasis on the risk of loss when determining controlling financial interests.   Early adoption is permitted, but not required. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).  This update eliminates from GAAP the concept of extraordinary items.  The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendment may be applied both prospectively and retrospectively.  Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted.  We early adopted this ASU in July 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source.  If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information.  This ASU was effective for reporting periods beginning after December 15, 2012.  As the objective of this accounting standard is to improve the reporting of classifications out of

Table of Contents                                                                                                                                                    Financial Statements

accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard did not impact our financial position or results of operations.

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $0 and $1,870 at January 31, 2015 and April 30, 2014, respectively; and consisted solely of a legal retainer.

NOTE 6.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	January 31,	April 30,
	2015	2014
Property and equipment	1,247	1,247
Less accumulated depreciation	1,116	882
Property and equipment, net	131	365

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $78 and $231 for each of the three and nine month periods ended January 31, 2015 and 2014.  Present assets are expected to be fully depreciated in less than one year.

NOTE 7.  INTANGIBLES

Intangibles consisted of:

	January 31,	April 30,
	2015	2014
Website development	13,174	13,174
Instructional videos	4,816	4,816
Less accumulated amortization	3,273	2,512
Intangibles, net	14,718	15,478

Intangible assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $249 and $761 for the three and nine months ended January 31, 2015 and $267 and $814 for the three and nine months ended January 31, 2014, respectively. Estimated aggregate amortization expense is $1,200 for each of the next five years.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses totaled $12,500  at January 31, 2015 and consisted of accrued salary and professional fees. Accrued expenses at April 30, 2014 consisted of professional fees and totaled $3,900.

NOTE 9.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of January 31, 2015, the Company has incurred net losses of approximately $131,462, resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $41,600 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

Table of Contents                                                                                                                                                    Financial Statements

	January 31, 2015	April 30, 2014
Deferred tax asset, generated from net operating loss at statutory rates	$46,000	$30,200
Valuation allowance	(46,000)	(30,200)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At January 31, 2015, the Company does not have any capital or operating leases.  The Company uses office space with a value of $300 per month that is contributed in kind by the Company's CEO.

NOTE 11.  RELATED PARTY TRANSACTIONS

Equity

On June 24, 2011, officers-directors purchased 2,000,000 common shares, at a price of $0.01 per share at a total price of $20,000.

Advances from shareholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

Advances from our CEO, who is also a shareholder, during the nine months ended January 31, 2015 totaled $23,673.

On January 30, 2015 Alexander Farquharson, our former CEO and shareholder waived $47,403 of shareholder advances in advances owed to him by the company. This amount representing 100 %of amounts owed at January 31, 2015 has been contributed to additional paid in capital.

Other

The Company neither owns nor leases any real or personal property. Our CEO has provided office space without charge. Rental expense is recorded in the financial statements as additional paid-in capital and totaled $2,700 for the nine months ended January 31, 2015.

NOTE 12.  SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  There were 2,947,500 shares of common stock issued and outstanding as of January 31, 2015.

Initially 947,500 common shares were issued to 27 investors in the Company’s S-1 offering for the aggregate sum of $39,700 in cash. The Regulation S-1 offering was declared effective by the Securities and Exchange Commission on October 23, 2012 and completed

Table of Contents                                                                                                                                                    Financial Statements

on April 18, 2013.

The Company does not have any potentially dilutive instruments as of January 31, 2015 and, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of January 31, 2015.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote their shares.

Additional Paid In Capital

Our CEO contributed office space valued at $2,700 in the periods ending January 31, 2015 and 2014.

A non-related party contributed accounting and tax services totaling $4,000 during the period ending January 31, 2015.

On January 30, 2015, Alexander Farquharson, our former CEO and shareholder waived $47,403 of shareholder advances in advances owed to him by the company. This amount representing 100 %of amounts owed at January 31, 2015 has been contributed to additional paid in capital.

NOTE 13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements other than the below-listed:

On February 13, 2015, the Board of Directors unanimously approved a dividend whereby the shareholders of Energizer Tennis, Inc. (the “Company”) will receive a dividend payable as a thirty-for-one (30:1) forward split of the issued and outstanding shares of Common Stock of the Company.  Shareholder approval is not required.  The record date of the forward split has been set as March 5, 2015 and the effective date and payment date are set for March 7, 2015.  Existing shareholders will not have to surrender their existing share certificates as new certificates will be issued.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2015, together with notes thereto, which are included in this report.

Change of Control of Registrant

On November 25, 2014, Alexander Farquharson, officer, director and majority shareholder of Energizer Tennis, Inc. (the “Company”), sold all of his restricted common shares in the Company, totaling an aggregate of 2,000,000 shares of the common stock of the Company, to Mayya Khalay in a private transaction.  As a result of this transaction, Mayya Khalay owns approximately 68% of the issued and outstanding shares of common stock of the Company and is the now the majority shareholder of the Company.

Table of Contents                                                                                                                                                    Financial Statements

Changes in Management of Registrant

Effective December 5, 2014, Ella German resigned as Secretary, Treasurer, and, Chief Financial Officer; the resignation was not the result of any disagreement.  Robert Thompson was appointed Secretary, Treasurer, Chief Financial Officer, and Director, also effective December 5, 2014

Effective January 29, 2015, Alexander Farquharson resigned as Chief Executive Officer, President, and Director; the resignation was not the result of any disagreement.  Robert Thompson was appointed Chief Executive Officer, President, and Director, also effective January 29, 2015.

Results of Operations.

For the three months ended January 31, 2015 and 2014.

Revenue

We had no revenues in either period.

Operating expenses

Operating expenses consist of depreciation and amortization; general and administrative; and, professional fees. Total operating expenses were $9,258 and $5,228. The increase is attributable to increased professional fees, primarily audit and review and accounting and tax services.

For the nine months ended January 31, 2015 and 2014.

Revenue

We had no revenues in either period.

Operating expenses

Operating expenses consist of depreciation and amortization; general and administrative; and, professional fees. Total operating expenses were $45,105 and $31,367. General and administrative expenses had a net increase of approximately $9,800, primarily attributable to officer salary of $5,000 per month.  Professional fees increased approximately $4,100 primarily attributable to audit and review and accounting and tax fees.

Net Profit/Loss.  Our net losses are the same as our operating expenses for the respective periods as there are no revenues.

Liquidity and Capital Resources.  As of January 31, 2015, we have cash of $44 which constitutes our total current assets. Our total assets of $14,893 consist of our current assets of $0 and fixed assets with a net book value of $131 and other assets, comprised of intangible assets with a net book value of $14,718.

As of January 31, 2015, we had current liabilities of $16,734, consisting of accounts payable of $4,234 and accrued expenses of $12,500.

We have no long-term liabilities or commitments or contingencies.

In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended January 31, 2015 disclose uncertainty as to our ability to continue as a going concern.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will

Table of Contents                                                                                                                                                    Financial Statements

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2015.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective.

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

Energizer Tennis, Inc., a Nevada corporation

March 4, 2015	By:	/s/ Robert Thompson
	Its:	Robert Thompson President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director (Principal Executive and Financial Officer)