Form 10-K
period 2015-04-30
Energizer Tennis Inc.
filed 2015-09-11
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54948

ENERGIZER TENNIS INC.
(Exact name of small business issuer as specified in its charter)
Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
333 City Blvd West, 17th Floor Orange, CA	92868
(Address of Principal Executive Offices)	(Zip Code)

714-656-0095
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
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

Yes [  ] No [X]

As of October 31, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $37,900 based upon the price at which the equity was last sold on April 18, 2013.

The number of shares outstanding of each of the issuer’s classes of common equity as of August 31, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,425,000

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I

Item 1 - Business                                                                                                                                                                                             4

Item 1A - Risk Factors                                                                                                                                                                                    6

Item 1B – Unresolved Staff Comments                                                                                                                                                       10

Item 2 - Description of Property                                                                                                                                                                   10

Item 3 - Legal Proceedings                                                                                                                                                                            10

Item 4 - Mine Safety Disclosures                                                                                                                                                                 10

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities       11

Item 6 - Selected Financial Data                                                                                                                                                                    11

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of  Operations                                            11

Item 7A – Quantitative and Qualitative Disclosures about Market Risk                                                                                               15

Item 8 - Financial Statements and Supplementary Data                                                                                                                            15

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                            15

Item 9A - Controls And Procedures                                                                                                                                                             15

Item 9B  Other Information                                                                                                                                                                             17

Part III

Item 10 - Directors, Executive Officers and Corporate Governance                                                                                                         18

Item 11 - Executive compensation                                                                                                                                                                 19

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                           22

Item 13 - Certain Relationships and Related Transactions, and Director Independence                                                                      22

Item 14 - Principal Accounting Fees and Services                                                                                                                                      22

Part IV

Item 15 - Exhibits, Financial Statement Schedules                                                                                                                                       23

Signatures                                                                                                                                                                                                                          24

Financial Statements                                                                                                                                                                                                        25

Exhibit Index                                                                                                                                                                                                                      23

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Description of Business

Our Background.

We were incorporated in Nevada on June 16, 2011.

Our Business.

Energizer Tennis, Inc. (ETI) is focused on investing in and acquiring technology companies within the United States and abroad as well as discovering existing synergies that offer the opportunity to expand an already successful company’s footprint in order to create additional revenues and profits. Our website is www.energizertennisinc.com.

ETI believes in creating a one-stop business environment for each of the acquisitions and partner companies, thus allowing for swift changes to address the developing markets.

Online video gaming, crypto-currency (bitcoin), commercial drones, Virtual Reality (VR), Augmented Reality (AR), autonomous automobiles, social media and e-commerce 3.0 in the U.S. and abroad for the next decade will remain hot industries for the next decade. ETI plans to enhance companies we work with or acquire by optimizing their revenue cycle and also by providing IT infrastructure services. ETI is able to do this because of our expertise in customer acquisition and technology. Our services and future acquisitions will always be tailored to provide synergistic, long-lasting results allowing our companies to stay in growth mode and resist all kinds of obsolescence.

ETI’s first venture and current focus is the US-based, international online video gaming and entertainment industry. ETI also uses QR code technologies within custom multi-player maps to link externally to 3rd party companies to generate revenue that is nlike any in the multi-billion dollar online video gaming industry.

Our Vision

ETI’s vision is to be a leader and partner in building category-defining technology companies in multiple market segments beginning with the 64 billion dollar video gaming industry. ETI is driven by a belief in the potential of the enhancement of already proven and lucrative business verticals by the simple creation of market differentiators, thus creating successful and innovative companies in technology, media, direct to consumer commerce and online gaming sectors. Recognizing this potential, ETI strives to integrate its partner based relationship model with developing companies, entrepreneurs, investors, and shareholders who are looking to drive new success stories into the marketplace.

ETI’s ethos is first and foremost entrepreneurial, and ETI takes an innovative approach to capturing opportunities and addressing challenges in the technology ecosystem. In doing so, ETI is working to expand networks, promote knowledge transfer and access, and strengthen relationships between entrepreneurs, businesses, and technology communities.

Our Core values

ETI embraces the following core values in pursuit of our vision:

•

A creative entrepreneurial spirit: We will infuse our partners and companies with creative solutions and revenue generating strategies to help them overcome any challenges they may encounter.

•

A global outlook: We build relationships connecting entrepreneurs, investors and technology networks around the world.

•

A long term mindset: We recognize that the growth path for technology-based companies requires constant and never-ending improvement. Being able to adapt, integrate and execute in conjunction with technology advances and business expansion is of critical importance.

•

A people-first culture: We strive to locate, develop and work with high-impact, driven and ethical partners.

•

A hands-on involvement: We strive to create long term win-win situations in our relationships with the individuals and companies that we work with, rather than serving only as passive investors and consultants.

Quick Link to Table of Contents

During the next twelve months, our primary objective is to earn revenues from operations. We believe that the size of our operation will vary depending on the amount of funds we are able to raise. Over the next twelve months, we believe we can leverage and expand the relationships we have to commence principal operations. Depending on the amount of funds raised, we also intend to acquirer technologies and technology companies from and enter into joint ventures and strategic alliances with companies in these sectors:

- Online Video Gaming - Virtual Reality - Crypto Currency - Aerial Drones - E-Commerce - Augmented Reality - Social Media

Our ability to pursue our planned operations is contingent on our ability to raise funds. If we do not raise sufficient funds, then we may not be able to implement our business strategy in the timeframe or manner we have envisioned.

Our Subsidiary

GameRevz, Inc.

(1) Principal Products or Services and Their Markets

GameRevz is the world’s first and only online gaming experience that is specifically designed around both the player and a professionally selected group of sponsors/advertisers that collectively will create the most unique player incentivized gaming experience today. A combination that will prove not only to be a differentiator within the online gaming space, but one that all players will naturally share with their network due to the fact it literally rewards and acknowledges their gaming achievements, no matter if they are new to gaming or a seasoned professional.

GameRevz has created an incentive gaming environment using various technologies applied into its customized maps that is superior to anything in the marketplace today. This technology provides gamers with immediate gratification in ways such as free products, discounts, coupons, level achievements. This is achieved by its QR coding process negotiated with selected groups of companies that provide products and services designed for our unique demographic of player.

(2) Distribution Methods of Our Products

GameRevz website is located at www.gamerevz.com and provides prospective customers with videos and information about the GameRevz business model and services offered along with our contact information.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that have not already been announced.

(4) Our Competition

To our knowledge, there is no competition due to the fact that there are no companies that currently link images within a multi-player game to third party external companies. GameRevz is creating a new vertical within the traditional online gaming space. The business strategy is the first to develop unique and custom game maps that provide exclusive product and service offerings built right into the game. themselves! This allows GameRevz to consistently adapt its game offerings based on its players profiles and interest creating a far more compelling experience for our players.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

We are not dependent upon any specific customers at this time.  The Company will continue to expand upon its database in an effort to achieve successful revenue conversions.

Quick Link to Table of Contents

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.  We have acquired a complete patent write-up which will be the basis of content for our patent application.

We own the Internet domain names www.energizertennisinc.com and www.gamerevz.com.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

(12) Our Employees

As of April 30, 2015, we have two employees including our officers who receive compensation. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We have signed employment agreements with the officers of the Company.

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

Quick Link to Table of Contents

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

Our operating results depend on our ability to compete with our existing competitors and with new competitors that may enter the online gaming industry.

Our principal competitors consist of other online gaming companies. These businesses compete with us in one or more service categories. Most of these potential competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our results of operations and financial position.

Our operating results depend on the popularity of online gaming.

We anticipate that substantially all of our revenues will be generated from the advertising on our online gaming sites. The demand for advertising on online gaming sites is directly related to the popularity of online gaming and the number of online gaming participants. If online gaming participation decreases, sales of our advertising services may be adversely affected. We cannot assure that the overall dollar volume of the market for online gaming services will grow, or that it will not decline, in the future.

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

The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information. In addition, we anticipate we will maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the online services sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability.

Competitors could copy our business model and erode our brand recognition.

We employ a business model that could allow competitors to duplicate our products and services. We cannot assure you that our competitors will not attempt to copy our business model and that this will not erode our brand recognition and impair our ability to generate significant revenues.

Quick Link to Table of Contents

Our business may not prove to be a viable business model.

Our business model for delivering information and entertainment over the Internet is unproven, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the user ship that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate sufficient revenues.

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

At April 30, 2015, we had two officers, our Chief Executive Officer/Chief Financial Officer, Robert Thompson, and Tony DeLisio, our Chief Technology Officer.  Mr. Thompson currently devotes approximately 20 hours per week to our business and Mr. DeLisio currently devotes about 10 hours per week to our business. Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations.  The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

The demands on our officers will increase because of our status as a public company.

The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees administrative expenses associated with being a public company. We estimate that these costs will range up to $125,000 up to $200,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditor has questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our auditor has noted that we have no revenues from operations and continued net operating losses, and that we are requiring traditional financing or equity funding to continue operations.  These reasons have led our auditor to express substantial doubt regarding our ability to continue as a going concern.  If we are unable to obtain adequate capital, we may be forced to cease operations.

Our products and services are discretionary in nature and dependent upon current economic conditions.

Our products and services are directly related to on-line gaming spending is generally discretionary in nature.  During economic downturns, the gaming industry is negatively affected because potential consumers tend to respond to weak economic conditions by reducing their gaming-related budgets.  Accordingly, our ability to generate revenues is dependent on national, regional and international economic conditions. A lasting economic recession or weak recovery such as the recent recession and recovery could negatively affect our business, financial position and operating results.

Quick Link to Table of Contents

Risks related to owning our common stock:

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

We have a limited public market for shares of our common stock, which may make it difficult for investors to sell their shares.

Our common stock is presently quoted on the Over the Counter Bulletin Board and OTCQB. We cannot guarantee that our common stock will continue to be quoted on the Over the Counter Bulletin Board or OTCQB. We cannot guarantee that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

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

Quick Link to Table of Contents

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive, administrative and operating offices are located at 333 City Blvd. West, 17th Floor, Orange, CA 92868 consisting of office space of approximately 125 square feet for $500 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

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

Cash dividends have not been paid since inception. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended April 30, 2013 the Company issued 947,500 shares of stock pursuant to our Registration Statement declared effective on October 23, 2012.

We had ten stockholders of record of our common stock as of April 30, 2015.  The CUSIP number for our common stock is 29271H 103.

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

General

On June 16, 2011, Energizer Tennis Inc. was incorporated in the State of Nevada.  We specialize in investing in and acquiring technology companies with the United States and abroad.  We believe that Online video gaming, crypto-currency (bitcoin), commercial drones, Virtual Reality (VR), Augmented Reality (AR), autonomous automobiles, social media and e-commerce 3.0 in the U.S. and abroad for the next decade will remain hot industries. ETI plans to enhance companies we work with or acquire by optimizing their revenue cycle and also by providing IT infrastructure services. ETI is able to do this because of our expertise in customer acquisition and technology. Our services and future acquisitions will always be tailored to provide synergistic, long-lasting results allowing our companies to stay in growth mode and resist all kinds of obsolescence.

ETI’s first venture and current focus is the US-based, international online video gaming and entertainment industry. ETI is also creating a proprietary QR code revenue sharing business strategy that is unlike any in the multi-billion dollar online video gaming industry.

Employees

As of April 30, 2015, there were no full time employees.  The Company has two part-ttime employees which include its Chief Executive Officer/Chief Financial Officer and Chief Technology Officer.

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

Quick Link to Table of Contents

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

Results of Operations

Results of Operations for the years ended April 30, 2015 and 2014

The following tables set forth key components of our results of operations and revenue in dollars and for the periods indicated.

	For the Year Ended April 30,		%Change
	2015	2014
Revenue:	$-	$-	-

General and administrative expenses
Depreciation and Amortization	-	1,438	(100%)
General & Administrative Expenses	59,242	26,402	124%
Professional Fees	26,273	14,400	82%
Total general and administrative expenses	85,515	42,240	102%
Operating expenses	(85,515)	(42,240)	102%
Other income (expense)	(116)	13,000	(101%)
Loss from Discontinued Operations, Net of Tax Benefits	(15,887)	-	-
Net loss	$(101,518)	$(29,240)	247%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	247%

Revenues

We had revenues of $0 for the years ended April 30, 2015 and 2014. We expect to generate revenues as we continue developing operations and implementing our business plan.

Quick Link to Table of Contents

Operating Expenses

For the year ending April 30, 2015 our total operating expenses were $85,515 compared with $42,240 for the year ended April 30, 2014.  These expenses were attributable to general and administrative expenses of $59,242, and professional fees of $26,273, compared with $ depreciation and amortization of $1,438, general and administrative expenses of $26,399, and professional fees of $14,400 for the year ended April 30, 2014. Our general and administrative expenses were primarily attributable to payments for management fees, rent and EDGAR and transfer agent fees. Our professional fees primarily consisted of legal, audit, and accounting fees. General and administrative expenses increased by $32,840 in 2015 compared to 2014 due to increased management fees of $31,000.  Professional fees increased by $11,873 in 2015 compared to 2014 due to increased audit fees of $6,400 and increased accounting fees of $4,400.

Other Income (Expense)

For the year ending April 30, 2015, the Company realized interest expense of $116. For the year ending April 30, 2014, the Company realized forgiveness of accounts payable of $13,000.

Loss from Discontinued Operations

During the years ended April 30, 2015 and 2014, the discontinued operations totaled $15,887 and $0.  As part of the Company's strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2015 to exit its plan of developing and marketing instructional tennis videos.

Net Loss

For the year ended April 30, 2015 our net loss was $101,518 compared with $29,240 for the year ended April 30, 2014. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

Liquidity and Capital Resources

Liquidity

General

At April 30, 2015, we had cash and cash equivalents of $100. We have met our cash needs primarily through.  Our cash requirements are generally for professional services and general and administrative activities.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used in cash of $19,079 for the year ended April 30, 2015.  The principal elements of cash flow from operations for the year ended April 30, 2015 included net loss of $101,518 and increase in forgiveness of debt by related party of $23,672, loss on discontinued operations of $15,844 and accrued management fees of $26,000.  Our operating activities used cash of $13,876 for the year ended April 30, 2014.  The principal elements of cash flow from operations for the year ended April 30, 2014 included an increase in advances from stockholders of $20,452.

Cash provided by our financing activities was $19,135 and $0 for the years ended April 30, 2015 and 2014, respectively. The principal elements of cash flow from financing for the year ended April 30, 2015 included proceeds from promissory notes of $18,956.

As of April 30, 2015, our total assets of $254,475 consist of our current assets of $4,475 and intangible assets of $250,000.  Our total liabilities of $311,829 consist of our current liabilities of $186,829, consisting of accounts payable of $8,078, accrued expenses of $8,500, accrued management fees of $26,000, accrued interest of $116, advances from stockholders of $179, promissory notes of $18,956 and current portion of a note payable of $125,000, and non-current liabilities of $125,000 consisting of note payable.  Assets increased from $17,758 at April 30, 2014 to $254,475 at April 30, 2015, and liabilities increased from $28,596 at April 30, 2014 to $311,829 at April 30, 2015. An increase in assets and liabilities is primarily attributed to the acquisition of the intangible assets of $250,000 paid by note payable.

Quick Link to Table of Contents

	For the years ended April 30,
	2015	2014
Cash used in operating activities	$(19,079)	$(13,876)
Cash used in investing activities	-	-
Cash provided by financing activities	19,135	-
Net changes to cash	$56	$(13,876)

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2015 and 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at April 30, 2015 and 2014.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2014, M&Co declined to stand for reappointment as our Company’s independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Saint Petersburg, Florida, as its new registered independent public accountant.  We have had no disagreements with M&Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.  Our Board of Directors participated in and approved the decision to engage RLBCPA.  There are no disagreements with RLBCPA on accounting and financial disclosure.

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

Quick Link to Table of Contents

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

As of April 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weaknesses noted were:  lack of an audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and, management is dominated by a small group without adequate compensating controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of April 30, 2015, our internal control over financial reporting is ineffective based on those criteria.

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

Quick Link to Table of Contents

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

Effective December 5, 2014, Ella German resigned as Secretary, Treasurer and Chief Financial Officer of our Company.  Her resignation was not the result of any disagreements with our Company regarding our operations, policies, practices or otherwise.

Concurrently with Ms. German’s resignation, the Board of Directors appointed Robert Thompson as Secretary, Treasurer, Chief Financial Officer and a director, effective December 5, 2014.  There are no arrangements or understanding between Mr. Thompson and any other person pursuant to which he was selected as a Secretary, Treasurer, Chief Financial Officer and a director, and the Company has not entered into, nor has any currently proposed plans to enter into, any transactions in which he will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Thompson and any other director or executive officer of the Company.

On January 29, 2015, Alexander Farquharson resigned as Chief Executive Officer, President and a director. Concurrently with Mr. Farquharson’s resignation, Robert Thompson was named Secretary, Chief Financial Officer and Treasurer of the Company, effective January 29, 2015.

On April 30, 2015, Miroslaw (Mirek) Gorny was elected a director of the Company, effective April 30, 2015 and the Company has not entered into, nor has any currently proposed plans to enter into, any transactions in which he will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Gorny and any other director or executive officer of the Company.

Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Robert Thompson	67	President, CEO, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors	None
Mirek Gorny	51	Director	None
Tony Delisio	48	Chief Technology Officer	None

Background of Executive Officers and Directors

Robert Thompson

Robert Thompson is a seasoned executive with extensive experience in the Petroleum and Nuclear Power industries. For fifteen years he was a design engineer developing and building Gamma Ray Scintillation detectors in the nuclear field, working with Power, and Oil companies as well as universities, such as Stanford on their Liner Accelerator, and JPL (Jet Propulsion Lab), the oil drilling companies were Chevron, Unocal, Texaco and others.

With this extensive background Mr. Thompson went on to start his own environmental and nuclear sales and marketing company CalBay Controls, after building the company to over twenty million (20,000,000) US dollars in sales he took the company public. Mr. Thompson was the President and CEO of CalBay that traded under the symbol of CBYI.

After twenty years with CalBay he formed a new environmental company called Atlantis Holdings specializing in reducing harmful emissions. Working very close with the EPA and CARB (California Air Resources Board) to help large oil refiners and other large

Quick Link to Table of Contents

manufacturing companies reduce emissions and qualify for Carbon Credits trading. He then took Atlantis Holdings public (AHDG) as president and CEO and built the company to sales in excess of ten million (10,000,000) US dollars.

Mr. Thompson attended Ohio State and graduated with a bachelor’s degree in engineering.

Miroslaw (Mirek) Gorny

Miroslaw (Mirek) Gorny, Director.  Mr. Gorny is a graduate of National University with a BA in Organizational Leadership.  Mr. Gorny has extensive experience in sale and marketing and in consulting with engineering, manufacturing and financial companies. During the 5 years preceding his election as a director, he has been employed as a financial advisor and/or mortgage lender at Amwest Financial, Wells Fargo Bank and WJ Bradley.  Mr. Gorny has a California Real Estate Broker License and is currently a Broker Associate with ReMax RB in San Diego, California.  Mr. Gorny is also an internationally known Inspirational Speaker and Trainer.  He is President of Academy of Personal & Professional Development, an internationally recognized training company.

Tony DeLisio

Tony Delisio, Chief Technology Officer. Mr. Delisio began pursuing his interest in computer science in 1980, wielding an Apple II Plus with a green screen and floppy discs that were actually floppy. In 1995 the World Wide Web evolved to the computer networks across the world.  Tony immediately realized the potential and began researching and learning web design development techniques.

In 1996 Tony was named lead web designer for the Tacoma News Tribune in Tacoma, Washington. Over the next few years Tony went on to become a pioneer of online multi-user virtual reality and soon after was featured in PC magazine as the developer of two of the best virtual reality worlds on the planet. From there he went on to speak at numerous Internet related conferences, specializing in online marketing, virtual reality and 3d animation.

After many years as a designer Tony further expanded his industry presence by taking on new roles including creative director, marketing consultant and conversion specialist. As a freelance consultant, Tony has worked with leading companies including Microsoft, Weyerhauser, Sony Online Entertainment, CPA Empire and many more. Mr. DeLisio has a deep understanding of numerous markets and verticals as well as a wide array of technologies, both hardware and software.

Throughout the entire time pursuing his career, Tony has continuously been an avid gamer as well, He has experienced and enjoyed the evolution of gaming from the rudimentary Space Invaders and Asteroids through modern smash hits such as Call of Duty, Team Fortress and many MMO games. His interest and passion in gaming continues today.

When not working with computers Tony is the lead guitarist of the Northwest based hard rock band "Mechanism". Tony is also the host of the popular NW Music business show, an online live talk show aired in a format similar capacity to a late night talk show, filmed in front of a live studio audiences.

All of these qualities, skills and experience make Tony the perfect fit for his role as Chief Technical Officer (CTO) for ETI and GameRevz  to help the company achieve its ultimate potential.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2014 were timely filed with the Commission.

Code of Ethics

The Company has not adopted a code of ethics but intends to do so and will post it on our corporate website.

ITEM 11 - EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Quick Link to Table of Contents

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended April 30, 2014 and April 30, 2015 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compen-sation Earnings $	All Other Compen-sation $	Total $

Alexander Farquharson	2014	-	-	-	-	-	-	-	-
Former President, CEO, Secretary	2015	-	-	-	-	-	-	-	-

Robert Thompson
President, CEO, CFO, Secretary	2015	25,000	-	-	-	-	-	-	25,000

Tony DeLisio
Chief Technology Officer	2015	6,000[2]	-	-	-	-	-	-	6,000[2]
(1) Of this amount, $4,000 was paid and the balance was accrued and is due and payable. (2) Of this amount, $1,000 was paid and the balance was accrued and is due and payable.

Stock Options/SAR Grants

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on June 16, 2011.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, directors and consultants. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans

As of April 30, 2015, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended April 30, 2015, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Quick Link to Table of Contents

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Unexercis-able Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Alexander Farquharson, former President, CEO and Secretary	-	-	-	-	n/a	-	-	-	-

Robert Thompson, President, CEO, CFO and Secretary					n/a

Tony DeLisio, Chief Technology Officer	-	-	-	-	n/a	-	-	-	-

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Board of Directors and Committees

Currently, our Board of Directors consists of Robert Thompson and Miroslaw Gorny.  We are seeking additional board members. At present, the Board of Directors has not established any standing committees.  Members of our Board of Directors do not receive salaries or equity-based compensation.

We currently have no compensation or audit committees.

Employment Agreements

Currently, we have employment agreements with Robert Thompson, our President and CEO and Tony DeLisio our Chief Technology Officer.

Quick Link to Table of Contents

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 30, 2015, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 8.0 Beneficial Ownership as of April 30, 3015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Robert Thompson[1]	-0-	0%
Common Stock	Miroslaw Gorny[1]	0	0%
Common Stock	All Executive Officers and Directors as a Group	-0-
Common Stock	Mayya Khalay Choceradska 2749/23 Praha 4 The Czech Republic 2N 141 00	60,000,000	68%
[1]The address is 333 City Blvd. West, 17th Floor, Orange, CA 92868.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended April 30, 2015, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal years 2015 and 2014:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2015[1]	$9,937	0	0	0	$9,937
2014[2]	6,500	0	0	0	6,500
(2) Fees were paid to RLB Certified Public Accountant PLLC. (2) Fees were paid to Messineo & Co. CPAs.

Quick Link to Table of Contents

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of ENERGIZER TENNIS, INC. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at April 30, 2015 and April 30, 2014

•

Consolidated Statements of Operations for the years ended April 30, 2015 and April 30, 2014

•

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2015 and April 30, 2014

•

Consolidated Statements of Cash Flows for the years ended April 30, 2015 and April 30, 20134

•

Notes to the Consolidated Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on June 18, 2012 as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on February 4, 2011 as Exhibit 3(ii) to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
3.3	By-Laws Filed on June 18, 2012 as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-54948) and incorporated herein by reference.
4.1	Subscription Agreement Filed on August 10, 2012 as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 Amendment No. 1 (File No. 54948) and incorporated herein by reference.
10.1

Purchase Agreement dated April 30, 2015, by and between Energizer Tennis, Inc. and Warwick Overseas, LLC.  Filed on May 7, 2015 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.2

Secured Promissory Note of Energizer Tennis, Inc., dated April 30, 2015, in the amount of Two Hundred Fifty Thousand dollars ($250,000.00).  Filed on May 7, 2015 as Exhibit 2.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.3

Security Agreement dated April 30, 2015, by and between Energizer Tennis, Inc. and Warwick Overseas, LLC.  Filed on May 7, 2015 as Exhibit 2.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Employment Agreement between Energizer Tennis, Inc. and Robert Thompson dated December 4, 2014. Filed herewith.
10.5	Employment Agreement between Energizer Tennis, Inc. and Tony DeLisio dated March 9, 2014. Filed herewith.
21	List of Subsidiaries. Filed herewith.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER TENNIS, INC.

Dated: September 11, 2015	/s/ ROBERT THOMPSON
Robert Thompson
Chief Executive Officer, President, Secretary, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENERGIZER TENNIS, INC.

Dated: September 11, 2015	/s/ ROBERT THOMPSON
Robert Thompson
Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Dated: September 11, 2015	/s/ MIROSLAW GORNY
Miroslaw Gorny
Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

RLB Certified Public Accountant PLLC

PO Box 48261  Saint Petersburg, FL  33707

Cell 727-452-4803   Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ENERGIZER TENNIS, INC.

Suite 3, 219 Bow Road

Docklands, London, United Kingdom

E3 2SJ

I have audited the accompanying balance sheets of Energizer Tennis, Inc. as of April 30, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Tennis, Inc. as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no source of revenue, an accumulated deficit, and negative cash flow from operating activities.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  My opinion is not modified with respect to this matter.

RLB Certified Public Accountant PLLC

Saint Petersburg, FL

August 24, 2015

Energizer Tennis Inc.
Consolidated Balance Sheets
	As of April 30,
	2015	2014
ASSETS
Current Assets:
Cash	$100	$44
Prepaid expenses	4,375	1,870
Total Current Assets	4,475	1,914
Equipment, net of accumulated depreciation of $0 and $883, respectively.	-	365
Intangible assets, net of accumulated amortization of $0 and $2,512, respectively.	250,000	15,479
TOTAL ASSETS	$254,475	$17,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	8,078	966
Accrued expenses	8,500	3,900
Accrued payroll	26,000	-
Accrued interest	116	-
Advances from stockholders	179	23,730
Promissory notes	18,956	-
Note payable - current portion	125,000	-
Total Current Liabilities	186,829	28,596
Note Payable	125,000	-
Total Liabilities	311,829	28,596

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value. Authorized 10,000,000 shares,
no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares,
88,425,000 shares issued and outstanding	88,425	88,425
Additional paid in capital (capital deficiency)	42,096	(12,906)
Accumulated deficit	(187,875)	(86,357)
Total Stockholders' Deficit	(57,354)	(10,838)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254,475	$17,758

Note: all shares presented have been retroactively adjusted for the effect of a 30 for 1 forward stock split, approved by our Board of Directors on February 13, 2015.

The accompanying notes are an integral part of these audited consolidated financial statements.

Energizer Tennis Inc.
Consolidated Statements of Operations

	For the Year Ended April 30,
	2015	2014

Revenues	$-	$-

Operating Expenses
Depreciation and amortization	-	1,438
General and administrative expenses	59,242	26,402
Professional fees	26,273	14,400
Total Operating Expenses	85,515	42,240

Other Income (Expense)
Interest expense	(116)	-
Debt forgiveness of accounts payable	-	13,000

Loss Before Provision for Income Taxes	(85,631)	(29,240)

Provision for Income Taxes	-	-

Loss from Continuing Operations	(85,631)	(29,240)

Loss from Discontinued Operations, Net of Tax Benefits	(15,887)	-

Net Loss	$(101,518)	$(29,240)

Net Loss Per Share: Basic and Diluted
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	(0.00)	(0.00)
Total Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of Shares Outstanding: Basic and Diluted	88,425,000	88,425,000

Note: all shares presented have been retroactively adjusted for the effect of a 30 for 1 forward stock split, approved by our Board of Directors on February 13, 2015.

The accompanying notes are an integral part of these audited consolidated financial statements.

Energizer Tennis Inc.
Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock	Common Stock Amount	Additional Paid in Capital (Capital Deficiency)	Deficit	Total

Balance, April 30, 2013	88,425,000	$ 88,425	$ (23,785)	$ (57,117)	$ 7,524

Contribution of facilities rent – related party			3,600	-	3,600
Forgiveness of debt by former shareholder	-	-	3,278		3,278
Contribution of fees			4,000	-	4,000
Net Loss				(29,240)	(29,240)

Balance - April 30, 2014	88,425,000	88,425	(12,907)	(86,357)	(10,838)

Contribution of facilities rent – related party		-	3,600	-	3,600
Contribution of fees	-	-	4,000		4,000
Forgiveness of debt by former shareholder			47,403		47,403
Net Loss				(101,518)	(101,518)

Balance - April 30, 2015	88,425,000	$ 88,425	$ 42,096	$ (187,875)	$ (57,353)

Note: all shares presented have been retroactively adjusted for the effect of a 30 for 1 forward stock split, approved by our Board of Directors on February 13, 2015.

The accompanying notes are an integral part of these audited consolidated financial statements.

Energizer Tennis Inc.
Consolidated Statements of Cash Flows
	Year Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,518)	$(29,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,438
Forgiveness of debt by related party	23,672	3,278
Additional paid-in capital in exchange for facilities provided by related party	3,600	3,600
Additional paid-in capital in exchange for contributed services	4,000	4,000
Loss on discontinued operations	15,844	-
Changes in current assets and liabilities:
Prepaid expenses	(2,505)	(1,870)
Accounts payable	7,112	(19,434)
Accrued expenses	4,600	3,900
Accrued payroll	26,000	-
Accrued interest	116	-
Advances from stockholders	-	20,452
Net Cash Used in Operating Activities	(19,079)	(13,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from a related party	179
Proceeds from promissory notes	18,956
Net cash provided by Financing Activities	19,135	-

Net cash increase for period	56	(13,876)
Cash at beginning of period	44	13,920
Cash at end of period	$100	$44

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$47,403	$-
Intangible assets acquired for note payable	$250,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ENERGIZER TENNIS INC.

Notes to Audited Consolidated Financial Statements

April 30, 2015 and 2014

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

Energizer Tennis Inc. (“Energizer”, “our”, “us”, “we” or the “Company”) was incorporated on June 16, 2011 in the State of Nevada for the purpose of developing, producing, and selling instructional tennis videos to the global tennis community.

Since April 30, 2015 Energizer Tennis has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits.  Through its wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") the company has focused on the US based, online video gaming and entertainment industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, GameRevz, Inc., a Nevada corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

Prior operations of developing, producing and selling instructional tennis videos are excluded from the Company’s Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $100 and $44 at April 30, 2015 and 2014, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2015 and 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of April 30, 2015 and 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight-line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.

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

Foreign Currency

The Company’s functional currency is the United States Dollar (USD) and its reporting currency is also the USD.  Foreign currency transactions, from our prior operations, were primarily undertaken in the British Pound (GBP).

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of April 30, 2015, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

In April 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuable Costs. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendments in this update simplify the codification by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability.  This treatment is consistent with the treatment of debt discounts.  Recognition and measurement guidance for debt issuance costs remain unchanged by this update.  Early adoption is permitted, but not required; for financial statements that have not been previously issued. At this time we are not early adopting.  As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In February 2015, FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendments in this update simplify the codification and reduce the number of consolidation models by eliminating the indefinite deferral of Statement 167 and placing more emphasis on the risk of loss when determining controlling financial interests.   Early adoption is permitted, but not required; at this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).  This update eliminates from GAAP the concept of extraordinary items.  The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendment may be applied both prospectively and retrospectively.  Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption; at this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted but not required; at this time we are not early adopting.   As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

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

NOTE 5 - PREPAID EXPENSES

Prepaid expenses totalled $4,375 at April 30, 2015 and consisted solely of the OTC Market annual fee. Prepaid expense totalled $1,870 at April 30, 2014 and consisted solely of a legal retainer.

NOTE 6 – PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	April 30,	April 30,
	2015	2014
Property and equipment	-	1,247
Less accumulated depreciation	-	882
Property and equipment, net	-	365

NOTE 7 – INTANGIBLES

Intangibles consisted of:

	April 30,	April 30,
	2015	2014
Viralpwnage.com	250,000	-
Website development	-	13,175
Instructional videos	-	4,816
Less accumulated amortization	-	2,512
Intangibles, net	250,000	15,479

Intangible assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $0 and $2,512 for the years ended April 30, 2015 and 2014, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On February 13, 2015, the Company approved a 30 for 1 forward split of its common stock, payable as a dividend, under which each shareholder of record on May 10, 2015, received twenty-nine (29) additional new shares of the Corporation's $0.001 par value stock for every one (1) share outstanding.  All shares presented have been retroactively adjusted for the forward share split.

The Company did not issue any new common shares during the years ended April 30, 2015 and 2014. As at April 30, 2015 and 2014 (restated) there are 88,425,000 shares of common stock issued and outstanding.

The Company does not have any potentially dilutive instruments as of April 30, 2015, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of April 30, 2015.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote their shares except as determined by the Board of Directors.

Additional Paid In Capital

Our former CEO contributed office space valued at $3,600 in the years ending April 30, 2015 and 2014.

A non-related party contributed accounting and tax services totalling $4,000 during the year ending April 30, 2015.

On January 30, 2015, Alexander Farquharson, our former CEO and majority shareholder waived in full related party advances totaling $47,403 and which was recorded additional paid in capital.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as at April 30, 2015 and 2014 are as follows:

	April 30, 2015	April 30, 2014
Accrued expenses	$8,500	$3,900
Accrued payroll	26,000	-
Accrued interest	116	-
Total	$34,616	$3,900

At April 30, 2015, the Company accrued $8,500 for professional fees, $26,000 to management of the company for salaries, and $116 in interest on promissory notes. Accrued expenses at April 30, 2014 consisted of professional fees and totaled $3,900.

NOTE 10 – NOTES PAYABLE

Promissory Notes

During the year ended April 30, 2015, an unrelated party advanced funds in the amount of $18,956 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.  At April 30, 2015, the notes had a principle balance of $18,956 and accrued interest of $116, for a total amount outstanding of $19,072.

Note Payable

	April 30, 2015	April 30, 2014
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$-
Total note payable	250,000	-
Less current portion of Note payable	125,000	-
Total-term portion of note payable	$125,000	$-

At April 30, 2015 no accrued interest has been accrued on this note payable.

NOTE 11 - DISCONTINUED OPERATIONS

As part of the Company's strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2015 to exit its plan of developing and marketing instructional tennis videos. On April 30, 2015, the Company, through its wholly-owned subsidiary GameRevz, completed the purchase of certain intellectual property in lieu of a promissory note for $250,000.

During the year ended April 30, 2015, discontinued operations consist of the following:

April 30, 2015

General and administrative	$1,359
Write down of equipment	56
Write down of intangible assets	14,472
Total	$15,887

NOTE 12 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2015, the Company has incurred net losses of approximately $187,900, resulting in a net operating loss (“NOL”) for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $65,800 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	April 30, 2015	April 30, 2014
Deferred tax asset, generated from net operating loss at statutory rates	$65,800	$30,200
Valuation allowance	(65,800)	(30,200)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the company pursuant to Internal Revenue Code Section 382.  The Company has no uncertain tax positions as of April 30, 2015.

Tax returns for the years ended April 30, 2011 through April 30, 2014 remain open to examination.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At April 30, 2015, the Company does not have any capital leases.  As of April 1, 2015, the Company leases office space at $500 per month with a one-year term. The lease can be cancelled at any time by either party with 30 days’ notice.

NOTE 14 - RELATED PARTY TRANSACTIONS

Advances from shareholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

Advances from our former CEO/majority shareholder, during the year ended April 30, 2015 totaled $23,673.

On January 30, 2015, our former CEO/majority shareholder waived in full, $47,403 of related party advances and which was recorded as additional paid in capital.

Other

Our former CEO had provided office space without charge. Rental expense is recorded in the financial statements as additional paid-in capital and totaled $3,600 for the years ended April 30, 2015 and 2014.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.