Form 10-Q
period 2015-07-31
Energizer Tennis Inc.
filed 2015-09-21
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission File Number: 000-54948

Energizer Tennis Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 City Blvd. West, 17th Floor, Orange, CA 92868
(Address of principal executive offices) (Zip Code)

(714) 656-0096
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

[   ] Yes  [X] No

As of September 10, 2015, there were 88,425,000 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energizer Tennis Inc.
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10	$100
Prepaid expenses	2,500	4,375
Due from related party	811	-
Total Current Assets	3,321	4,475

Intangible assets, net	250,000	250,000

TOTAL ASSETS	$253,321	$254,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	8,468	8,078
Accrued expenses	17,625	8,500
Accrued payroll	48,000	26,000
Accrued interest	3,685	116
Advances from stockholders	-	179
Promissory notes	33,275	18,956
Note payable - current portion	125,000	125,000
Total Current Liabilities	236,053	186,829

Note Payable	125,000	125,000

Total Liabilities	361,053	311,829

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares, 88,425,000 shares issued and outstanding, respectively	88,425	88,425
Additional paid in capital (capital deficiency)	42,096	42,096
Accumulated deficit	(238,253)	(187,875)
Total Stockholders' Deficit	(107,732)	(57,354)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$253,321	$254,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Energizer Tennis Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Depreciation and amortization	-	336
General and administrative expenses	37,330	2,113
Professional fees	9,478	3,025
Total Operating Expenses	46,808	5,474

Other Income (Expense)
Interest expense	3,570	-

Loss Before Provision for Income Taxes	(50,378)	(5,474)

Provision for Income Taxes	-	-

Loss from Continuing Operations	(50,378)	(5,474)

Net Loss	$(50,378)	$(5,474)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of Shares Outstanding: Basic and Diluted	88,425,000	88,425,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Energizer Tennis Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,378)	$(5,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	336
Additional paid-in capital in exchange for facilities provided by related party	-	900
Additional paid-in capital in exchange for contributed services	-	1,000
Changes in current assets and liabilities:
Prepaid expenses	1,875	1,282
Accounts payable	390	338
Accrued expenses	9,125	1,500
Accrued payroll	22,000	-
Related Party	(990)	-
Accrued interest	3,569	-
Advances from stockholders	-	118
Net Cash Used in Operating Activities	(14,409)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	14,319	-
Net cash provided by Financing Activities	14,319	-

Net cash increase for period	(90)	-

Cash at beginning of period	100	44

Cash at end of period	$10	$44

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1.  BACKGROUND INFORMATION

Organization and Business

Energizer Tennis Inc. was incorporated on June 16, 2011 in the State of Nevada for the purpose of developing, producing and selling instructional tennis videos to the global tennis community.

Since April 30, 2015 Energizer Tennis has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits. Through its wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") the company has focused on the US-based, international online video gaming and entertainment industry.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended July 31, 2015 are not necessarily indicative of the results for the full fiscal year ending April 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $10 and $100 at July 31, 2015 and April 30, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2015 and April 30, 2015.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of July 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Indefinite-lived assets are stated at their fair value acquisition cost. The Company performs annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of an intangible asset with an indefinite life below its carrying value. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company may use a variety of methodologies in conducting impairment assessments of indefinite-lived assets, including, but not limited to, discounted cash flow models, market value of similar assets, if available, or independent appraisals, if required. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Based upon its most recent analysis, the Company believes that no impairment of indefinite-lived assets existed at July 31, 2015.

Foreign Currency

The Company’s functional currency is the United States Dollar (USD) and its reporting currency is also the USD.  Foreign currency transactions are primarily undertaken in the British Pound (GBP).

The financial statements of the Company are translated to USD in accordance with ASC 830, Foreign Currency Matters.  Assets and liabilities are translated at the current exchange rate prevailing at the balance sheet date. Equity accounts are translated at historical amounts. Revenues and expenses are translated using average rates during the year.

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of July 31, 2015, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $2,500 and $4,375 at July 31, 2015 and April 30, 2015, respectively; and consisted solely of the OTC Market annual fee.

NOTE 6.  INDEFINITE-LIVED INTANGIBLE ASSETS

Indefinite-lived intangibles consisted of:

	July 31, 2015	April 30, 2015
Viralpwnage.com	$250,000	$250,000

No impairment was recorded for July 31, 2015 and April 30, 2015.

NOTE 7.  NOTES PAYABLE

Promissory Notes

During three months ended July 31, 2015, an unrelated party advanced funds in the amount of $14,319 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of

5%.  At July 31, 2015 and April 30, 2015, the notes had a principle balance of $33,275 and $18,956 and accrued interest of $419 and $116, for a total amount outstanding of $33,694 and $19,072, respectively.

Note Payable

	July 31, 2015	April 30, 2015
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of Note payable	125,000	125,000
Total-term portion of note payable	$125,000	$125,000

At July 31, 2015, accrued interest of $3,150 has been accrued on this note payable.

NOTE 8.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2015, the Company has incurred net losses of approximately $238,253, resulting in a net operating loss (“NOL”) for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $83,400 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	July 31, 2015	April 30, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$83,400	$65,800
Valuation allowance	(83,400)	(65,800)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the company pursuant to Internal Revenue Code Section 382.  The Company has no uncertain tax positions as of July 31, 2015.

Tax returns for the years ended April 30, 2011 through April 30, 2015 remain open to examination.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2015, the Company does not have any capital leases.  As of April 1, 2015, the Company leases office space at $525 per month with a one-year term. The lease can be cancelled at any time by either party with 30 days’ notice.

NOTE 10.  RELATED PARTY TRANSACTIONS

Due/Advance from related party

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

Due from our CEO/ majority shareholder, during the three months ended July 31, 2015 totaled $811.

NOTE 11.  SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company did not issue any new common shares during the three months ended July 31, 2015 and the year ended April 30, 2015. As at July 31, 2015 and April 30, 2015, there are 88,425,000 shares of common stock issued and outstanding.

The Company does not have any potentially dilutive instruments as of July 31, 2015 and, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of July 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the three months ended July 31, 2015 and the year ended April 30, 2015 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to "we," "us," "our", the “Company” and "Energizer" in this discussion and analysis refer to Energizer Tennis, Inc., a Nevada corporation, together with its wholly-owned subsidiary,  GameRevz, Inc., a Nevada corporation (“GameRevz”).

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

On June 16, 2011, Energizer Tennis Inc. was incorporated in the State of Nevada.  We are a development stage company specializing in investing in and acquiring technology companies with the United States and abroad.  We believe that Online video gaming, crypto-currency (bitcoin), commercial drones, Virtual Reality (VR), Augmented Reality (AR), autonomous automobiles, social media and e-commerce 3.0 in the U.S. and abroad for the next decade will remain hot industries. ETI plans to enhance companies we work with or acquire by optimizing their revenue cycle and also by providing IT infrastructure services. ETI is able to do this because of our expertise in customer acquisition and technology. Our services and future acquisitions will always be tailored to provide synergistic, long-lasting results allowing our companies to stay in growth mode and resist all kinds of obsolescence.

ETI’s first venture and current focus is the US-based, international online video gaming and entertainment industry. ETI is also creating a proprietary QR code revenue sharing business strategy that is unlike any in the multi-billion dollar online video gaming industry.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Indefinite-Lived Assets

Indefinite-lived assets are stated at their fair value acquisition cost. We perform annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of an intangible asset with an indefinite life below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, we may use a variety of methodologies in conducting impairment assessments of indefinite-lived assets, including, but not limited to, discounted cash flow models, market value of similar assets, if available, or independent appraisals, if required. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

Results of Operations

For the three months ended July 31, 2015 and 2014

The following table sets forth key components of our results of operations and revenue for the periods indicated:

	Three Months Ended July 31,
	2015	2014	%Change
Revenue:	$-	$-	-

General and administrative expenses
Depreciation and Amortization	-	336	(100)%
General & Administrative Expenses	37,330	2,113	1667%
Professional Fees	9,478	3,025	213%
Total general and administrative expenses	46,808	5,474	755%
Operating expenses	(46,808)	(5,474)	755%
Other expense	3,570	-	-
Net loss	$(50,378)	$(5,474)	820%
Loss per share: basic and diluted	$(0.00)	$(0.00)

Revenues

We had revenues of $0 for the periods ended July 31, 2015 and 2014. We expect to generate revenues as we continue developing operations and implementing our business plan.

Operating Expenses

For the period ended July 31, 2015 our total operating expenses were $46,808 as compared with $5,474 for the period ended July 31, 2014.  These expenses were attributable to general and administrative expenses of $37,300 and professional fees of $9,478, compared with depreciation and amortization of $336, general and administrative expenses of $2,113, and professional fees of $3,025 for the period ended July 31, 2014. Our general and administrative expenses were primarily attributable to payments for salary, rent, and EDGAR and transfer agent fees. Our professional fees primarily consisted of legal, audit, and accounting fees associated with being a public company. General and administrative expenses increased by $35,217 in 2015 compared to 2014 due to increased salary of $24,000, professional fees increased by $6,453 in 2015 compared to 2014 due to increased audit fee of $2,000 and increased consulting fees of $36,000.

Other Income (expense)

For the three months ended July 31, 2015, the Company realized interest expense of $3,570. For the three months July 31, 2014, the Company did not realize other income (expense).

Net Loss

For the three months ended July 31, 2015 our net loss was $50,378 compared with $5,474 for the same period ended July 31, 2014. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

Liquidity and Capital Resources

Liquidity

General

At April 30, 2015, we had cash and cash equivalents of $10. We have met our cash needs primarily through loans.  Our cash requirements are generally for professional services and general and administrative activities.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $14,409 for the three months ended July 31, 2015.  The principal elements of cash flow from operations for the period ended July 31, 2015 included net loss of $50,378 and increase in accrued expenses, accrued payroll, and accrued interest of $9,125, $22,000, and $3,569, respectively. The principal elements of cash flow from operations for the period ended July 31, 2014 was a net loss of $5,474 which equaled the change in operating assets and liabilities, after non cash adjustments for depreciation and related party contributions for rent and services.

Cash provided by our financing activities was $14,319 and $0 for the three months ended July 31, 2015 and 2014, respectively. The principal elements of cash flow from financing for the three months ended July 31, 2015 included proceeds from promissory notes of $14,139.

	For the Three Months Ended July 31,
	2015	2014
Cash used in operating activities	$(14,409)	$-
Cash used in investing activities	-	-
Cash provided by financing activities	14,319	-
Net changes to cash	$(90)	$-

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at July 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Material weaknesses noted were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; ineffective oversight of the entity's financial reporting and internal control by management and those charged with governance; and, management dominated by a single individual/small group without adequate compensating controls.

Limitations on Systems of Controls

Our management consisting of our chief executive officer and chief financial officer, who is the same individual, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three  months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended April 30, 2015 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.”  There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
+ Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energizer Tennis, Inc., a Nevada corporation

September 21, 2015	By:	/s/ Robert Thompson
	Its:	Robert Thompson Chief Executive Officer (Principal Executive Officer)