Form 10-Q
period 2015-10-31
Energizer Tennis Inc.
filed 2016-03-16
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [X] No

As of March 16, 2016, there were 88,425,000 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheet	2
Unaudited Condensed Consolidated Statement of Operations	3
Unaudited Condensed Consolidated Statement of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Energizer Tennis Inc.
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$-	$100
Prepaid expenses	625	4,375
Due from related party	696	-
Total Current Assets	1,321	4,475

Intangible assets, net	208,333	250,000

TOTAL ASSETS	$209,654	$254,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$15,441	$8,078
Accrued expenses	5,125	8,500
Accrued payroll	70,000	26,000
Accrued interest	7,254	116
Advances from stockholders	-	179
Promissory notes	51,221	18,956
Note payable - current portion	125,000	125,000
Total Current Liabilities	274,041	186,829

Note Payable	125,000	125,000

Total Liabilities	399,041	311,829

Commitments and Contingencies (Note 9)

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares, 88,425,000 shares issued and outstanding, respectively	88,425	88,425
Additional paid in capital	42,096	42,096
Accumulated deficit	(319,908)	(187,875)
Total Stockholders' Deficit	(189,387)	(57,354)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,654	$254,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Energizer Tennis Inc.
Condensed Consolidated Statements of Operations Unaudited

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
Depreciation and amortization	20,834	331	41,667	667
General and administrative expenses	34,919	10,420	72,249	12,368
Professional fees	1,500	9,923	10,978	12,548
Total Operating Expenses	57,253	20,674	124,894	25,583

Loss from operations	(57,253)	(20,674)	(124,894)	(25,583)

Other Income (Expense)
Interest expense	(3,569)	-	(7,139)	(165)

Loss Before Provision for Income Taxes	(60,822)	(20,674)	(132,033)	(25,748)

Provision for Income Taxes	-	-	-	-

Net Loss	$(60,822)	$(20,674)	$(132,033)	$(25,748)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares Outstanding: Basic and Diluted	88,425,000	88,425,000	88,425,000	88,425,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Energizer Tennis Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,033)	$(25,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,667	667
Additional paid-in capital in exchange for facilities provided by related party	-	1,800
Additional paid-in capital in exchange for contributed services	-	2,000
Changes in current assets and liabilities:
Prepaid expenses	3,750	1,870
Accounts payable	7,363	9,000
Accrued expenses	(3,375)	1,212
Accrued payroll	44,000	-
Related Party	(875)	-
Accrued interest	7,138	-
Advances from stockholders	-	9,199
Net Cash Used in Operating Activities	(32,365)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	32,265	-
Net cash provided by Financing Activities	32,265	-

Net cash increase (decrease) for period	(100)	-
Cash at beginning of period	100	44
Cash at end of period	$-	$44

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Energizer Tennis, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2015

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

The results of operations for the period ended October 31, 2015 are not necessarily indicative of the results for the full fiscal year ending April 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $0 and $100 at October 31, 2015 and April 30, 2015, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of October 31, 2015 and April 30, 2015.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted earnings per share is not presented due to the net loss and presentation would be anti-dilutive.  There were no common stock equivalents as of October 31, 2015.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include prepaid expenses, accounts payable, and accrued expenses.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

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

The Company has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Long-Lived Assets

Long-lived assets such as property and equipment and identifiable intangibles are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  Based upon its most recent analysis, the Company believes that no impairment of indefinite-lived assets existed at October 31, 2015.

Indefinite-lived assets are stated at their fair value acquisition cost. The Company performs annual impairment tests on intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of an intangible asset with an indefinite life below its carrying value. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company may use a variety of methodologies in conducting impairment assessments of indefinite-lived assets, including, but not limited to, discounted cash flow models, market value of similar assets, if available, or independent appraisals, if required.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. As of October 31, 2015, the Company does not have any indefinite-lived assets.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of October 31, 2015, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 5.  PREPAID EXPENSES

Prepaid expense totaled $625 and $4,375 at October 31, 2015 and April 30, 2015, respectively; and consisted solely of the OTC market annual fee.

NOTE 6.  INTANGIBLE ASSETS

Intangible Assets

The following table summarizes information related to intangible assets:

	October 31, 2015	April 30, 2015
Software	$250,000	$250,000
Accumulated amortization	(41,667)	-
Intangible Assets, net	$208,333	$250,000

Total amortization expense for intangible assets subject to amortization was $41,667 and $0 for the periods ended October 31, 2015 and April 30, 2015, respectively.

NOTE 7.  NOTES PAYABLE

Promissory Notes

During the period ended October 31, 2015, an unrelated party advanced funds in the amount of $32,265 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of

5%.  At October 31, 2015 and April 30, 2015, the notes had a principle balance of $51,221 and $18,956 and accrued interest of $953 and $116, for a total amount outstanding of $52,174 and $19,072, respectively.

Note Payable

	October 31, 2015	April 30, 2015
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of Note payable	125,000	125,000
Total-term portion of note payable	$125,000	$125,000

At October 31, 2015 and April 30, 2015, accrued interest of $6,301 and $0, respectively, has been accrued on this note payable.

NOTE 8.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2015, the Company has incurred net losses of approximately $319,908, resulting in a net operating loss (“NOL”) for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $111,968 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	October 31, 2015	April 30, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$111,968	$65,756
Valuation allowance	(111,968)	(65,756)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the company pursuant to Internal Revenue Code Section 382.  The Company has no uncertain tax positions as of October 31, 2015.

Tax returns for the years ended April 30, 2013 through April 30, 2015 remain open to examination.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At October 31, 2015, the Company does not have any capital leases.  As of April 1, 2015, the Company leases office space at $525 per month with a one-year term. The lease can be cancelled at any time by either party with 30 days’ notice.

NOTE 10.  RELATED PARTY TRANSACTIONS

Due from related party

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

Due from our former CEO, who is also a shareholder, during the period ended October 31, 2015 totaled $696.

NOTE 11.  SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company did not issue any new common shares during the period ended October 31, 2015 and the year ended April 30, 2015. As at October 31, 2015 and April 30, 2015, there are 88,425,000 shares of common stock issued and outstanding.

The Company does not have any potentially dilutive instruments as of October 31, 2015 and, thus, anti-dilution issues are not applicable.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of October 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the three and six months ended October 31, 2015 and the year ended April 30, 2015 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Through GameRevz, ETI’s first venture and current focus is the US-based, international online video gaming and entertainment industry.  GameRevz is also creating a proprietary QR code revenue sharing business strategy that is unlike any in the multi-billion dollar online video gaming industry.

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

Results of Operations

For the three months ended October 31, 2015 and 2014

The following table sets forth key components of our results of operations and revenue for the periods indicated:

	Three Months Ended October 31,
	2015	2014	%Change
Revenue:	$-	$-	-

Operating expenses
Depreciation and Amortization	20,834	331	6194%
General & Administrative Expenses	34,919	10,420	235%
Professional Fees	1,500	9,923	(562)%
Total Operating expenses	57,253	20,674	177%
Loss from Operating expenses	(57,253)	(20,674)	177%
Other expense – Interest	3,569	-	-
Net loss	$(60,822)	$(20,674)	194%
Loss per share: basic and diluted	$(0.00)	$(0.00)

Revenues

We had revenues of $0 for the periods ended October 31, 2015 and 2014. We expect to generate revenues as we continue developing operations and implementing our business plan.

Operating Expenses

For the period ended October 31, 2015 our total operating expenses were $57,253 as compared with $20,674 for the period ended October 31, 2014.  These expenses were attributable to depreciation and amortization expenses of $20,834 in the 2015 period compared with $331 in the 2014 period; general and administrative expenses of $34,919 in the 2015 period compared with $10,410 in the 2014 period; and professional fees of $1,500 in the 2015 period compared with $9,923 in the 2014 period. Our general and administrative expenses were primarily attributable to payments for salary, rent, and EDGAR and transfer agent fees. Our professional fees primarily consisted of legal, audit, and accounting fees associated with being a public company. Depreciation and amortization expenses increased in 2015 by $20,503 compared to 2014 due to the acquisition of depreciable assets.  General and administrative expenses increased by $24,499 in 2015 compared to 2014 due to increased salaries.  Professional fees decreased by $8,423 in 2015 compared to 2014 due to a decrease in consulting fees.

Other Income (expense)

For the three months ended October 31, 2015, the Company realized interest expense of $3,569. For the three months October 31, 2014, the Company did not realize other income (expense).

Net Loss

For the three months ended October 31, 2015 our net loss was $60,822 compared with a net loss of $20,674 for the same period ended October 31, 2014. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

For the six months ended October 31, 2015 and 2014

The following table sets forth key components of our results of operations and revenue for the periods indicated:

	Six Months Ended October 31,
	2015	2014	%Change
Revenue:	$-	$-	-

Operating expenses
Depreciation and Amortization	41,667	667	6147%
General & Administrative Expenses	72,249	12,368	484%
Professional Fees	10,978	12,548	(13)%
Total Operating expenses	124,894	25,583	388%
Loss from Operating expenses	(124,894)	(25,583)	388%
Other expense – Interest	7,139	165	4227%
Net loss	$(132,033)	$(25,748)	413%
Loss per share: basic and diluted	$(0.00)	$(0.00)

Revenues

We had revenues of $0 for the periods ended October 31, 2015 and 2014. We expect to generate revenues as we continue developing operations and implementing our business plan.

Operating Expenses

For the period ended October 31, 2015 our total operating expenses were $124,894 as compared with $25,583 for the period ended October 31, 2014.  These expenses were attributable to depreciation and amortization expenses of $41,667 in the 2015 period compared with $667 in the 2014 period; general and administrative expenses of $72,249 in the 2015 period compared with $12,368 in the 2014 period; and professional fees of $10,978 in the 2015 period compared with $12,548 in the 2014 period. Our general and administrative expenses were primarily attributable to payments for salary, rent, and EDGAR and transfer agent fees. Our professional fees primarily consisted of legal, audit, and accounting fees associated with being a public company. Depreciation and amortization expenses increased in 2015 by $41,000 compared to 2014 due to the acquisition of depreciable assets.  General and administrative expenses increased by $59,881 in 2015 compared to 2014 due to increased salaries and rent.  Professional fees decreased by $1,570 in 2015 compared to 2014 due to a decrease in consulting fees.

Other Income (expense)

For the six months ended October 31, 2015, the Company realized interest expense of $7,139. For the six months October 31, 2014, the Company realized interest expense of $165.

Net Loss

For the six months ended October 31, 2015 our net loss was $132,033 compared with a net loss of $25,748 for the same period ended October 31, 2014. We expect to continue to incur net losses for the foreseeable future until we generate significant revenue from sales.

Liquidity and Capital Resources

Liquidity

General

	For the Six Months Ended October 31,
	2015	2014
Cash used in operating activities	$(32,265)	$-
Cash used in investing activities	-	-
Cash provided by financing activities	32,265	-
Net changes to cash	$-0-	$-

At October 31, 2015, we had cash and cash equivalents of $-0-. We have met our cash needs primarily through loans.  Our cash requirements are generally for professional services and general and administrative activities.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $32,365 for the six months ended October 31, 2015.  The principal elements of cash flow from operations for the period ended October 31, 2015 included net loss of $132,033 and increases in accrued payables, accrued payroll, and accrued interest of $7,363, $44,000, and $7,138, respectively. The principal elements of cash flow from operations for the period ended October 31, 2014 was a net loss of $25,748 which equaled the change in operating assets and liabilities, after non cash adjustments for depreciation and related party contributions for rent and services.

Cash provided by our financing activities was $32,265 and $0 for the six months ended October 31, 2015 and 2014, respectively. The principal elements of cash flow from financing for the six months ended October 31, 2015 included proceeds from promissory notes of $32,265.

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at October 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three  months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Energizer Tennis, Inc., a Nevada corporation

March 16, 2016	By:	/s/ Randy Hatch
	Its:	Randy Hatch Chief Executive Officer (Principal Executive Officer)