Form 10-K
period 2016-04-30
WEST COAST VENTURES GROUP CORP.
filed 2017-05-12
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-54948

WEST COAST VENTURES GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 City Blvd. West, 17th Floor, Orange, CA	92868
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(714) 656-0096

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2015, was $88,544 based on a $1.00 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
15,088,544 common shares as of May 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "West Coast Ventures" mean West Coast Ventures Group Corp. and our wholly owned subsidiary GameRevz, Inc., unless otherwise indicated.

General Overview

Our company was incorporated on June 16, 2011 in the State of Nevada under the name "Energizer Tennis Inc.", with a business plan of developing, producing and selling instructional tennis videos to the global tennis community.

Since April 30, 2015 our company has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits.  Through our wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") we focused on the US based, online video gaming and entertainment industry.

On February 4, 2016, Energizer Tennis, Corp. filed Articles of Merger with the Nevada Secretary of State whereby we entered into a statutory merger with our wholly-owned subsidiary, West Coast Ventures Group Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that our company was the surviving entity and changed our name to “West Coast Ventures Group Corp.”.

On February 4, 2016, our company filed a Certificate of Amendment with the Nevada Secretary of State whereby we amended our Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 250 million and decrease all of our issued and outstanding shares of common stock at a ratio of one (1) share for every one thousand (1,000) shares held.

The change of name and reverse stock split became effective with the Financial Industry Regulatory Authority (FINRA) on April 27, 2016.

We have not generated revenues and have limited cash on hand.  We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Since April 30, 2015, our company has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits.  Through our wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") we focused on the US based, online video gaming and entertainment industry.

On December 30, 2016, we entered into a Definitive Share Exchange Agreement (the “Agreement”) with James M. Nixon (“Nixon”) and Nixon Restaurant Group, Inc., a Florida corporation (“NRG”) pursuant to which our company will exchange 12,100,000 shares of our common stock for 60,500,000 shares of NRG Common Stock, $0.0001 par value per share, which represents all of the issued and outstanding capital stock of NRG.  In addition, our company will issue 500,000 shares of our preferred stock to Nixon as compensation for completing the transaction.  This preferred stock which shall be designated as Series A Preferred Stock shall have no dividend, liquidation, or conversion rights, but will have voting rights of 100,000 votes per share of Series A Preferred Stock, an aggregate equal to 500,000,000 shares of our company’s common stock. The closing of transaction described in the Agreement is subject to several conditions precedent as follows: Our company must, among other actions, (i) file our delinquent filings with the Securities and Exchange Commission (the “SEC”) including the Form 10-K Annual Report for the year ended April 30, 2016 and the Form 10-Q Annual Reports for the periods ended July 31, 2016 and October 31, 2016; (ii) effectuate the cancelation of 60,000 shares of our common stock owned by Mayya Khalay; (iii) file a Certificate of Designation of the Series A Preferred Stock with the Nevada Secretary of State; and (iv) effectuate a change of our fiscal year to December 31.  NRG must, among other actions, (v) Deliver to our company audited consolidated financial statements for the two year periods ended December 31, 2015 and 2014 as well as reviewed consolidated financial statements for the nine month periods ended September 30, 2016 and 2015, each in format and content as required under the Rules of the SEC.  Following closing of the transaction NRG will operate as wholly owned subsidiary of our company.

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

Dependence on Limited Customers

We are not dependent upon any specific customers at this time.  Our company will continue to expand upon our database in an effort to achieve successful revenue conversions.

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

Research and Development during Our Last Two Fiscal Years

We have not in the past two years conducted any research and development activities, other than the development of our website.  We do not anticipate conducting such activities in the near future.

Cost and Effects of Compliance with Environmental Laws

We are not subject to federal, state or local environmental laws.

Our Employees

As of April 30, 2016, we have one employee including our sole officer who receive compensation. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We have signed employment agreements with the officers of the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Currently, we do not own any real estate. We are leasing our corporate offices, which are located at 333 City Blvd. West, 17th Floor, Orange, CA 92868. The offices are leased by us by at a cost of $199.00 per month. We do not expect this arrangement to be changed during the next 12 months.

Item 3.

Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for quotation on the OTC Pink of the OTC Markets.  Our stock was originally listed under the symbol "EZRT" on October 4, 2013.  In connection with our change of name, our trading symbol was changed to "WCVC" on May 27, 2016.  Shares of our common stock are thinly traded on the OTC Pink.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
April 30, 2016	$0.0145	$0.0016
January 31, 2016	$0.068	$0.016
October 31, 2015	$0.1455	$0.011
July 30, 2015	$0.26	$0.135
April 30, 2015	$1.01	$1.01

January 31, 2015	$2.1	$1.01
October 31, 2014	$N/A	$N/A
July 30, 2014	$N/A	$N/A
April 30, 2014	$N/A	$N/A

Our shares are issued in registered form.  VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179 is the registrar and transfer agent for our common shares.

On April 21, 2017, the shareholders’ list showed 6 registered shareholders with 15,088,544 shares of common stock outstanding.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business, or;

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2016.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended April 30, 2016, which are included herein.

Our operating results for the twelve months ended April 30, 2016, for the twelve months ended April 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended April 30,		Change 2016 Versus 2015
	2016	2015	Amount	%
Revenue:	$-	$-	$-	-
Operating expenses	248,318	85,515	162,803	190%
Other expense	181,218	116	181,102	N/A
Loss from Continued Operations, Net of Tax Benefits	(429,536)	(85,631)	(343,905)	402%
Loss from Discontinued Operations, Net of Tax Benefits	-	(15,887)	15,887	(100%)
Net loss	$(429,536)	$(101,518)	$(328,018)	323%

During the year ended April 30, 2016, our losses increased by $328,018, primarily as a result of an impairment on intangibles of $160,208, depreciation of $83,333 and $162,083 increase in general and administrative expenses as compared to the year ended April 30, 2015.

Our operating expenses for the year ended April 30, 2016 were $248,318 compared to $85,515 as of April 30, 2015. The change in operating expenses are as follows:

	For the Year Ended April 30,		Change 2016 Versus 2015
	2016	2015	Amount	%
Depreciation and Amortization	$83,333	$-	$83,333	-
General & Administrative Expenses	135,855	59,242	76,613	129%
Professional Fees	29,130	26,273	2,857	11%
Operating expenses	$248,318	$85,515	$162,803	190%

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,	Change 2016 Versus 2015
	2016	2015	Amount	%
Cash	$-	$100	$(100)	(100%)

Total current assets	$-	$4,475	$(4,475)	(100%)
Total current liabilities	$435,725	$186,829	$248,896	133%
Working capital deficiency	$(435,725)	$(182,354)	$(253,371)	139%

Our working capital decreased $253,371 during the year ended April 30, 2016, primarily due to an increase in our current liabilities.  Current liabilities increase primarily from the $125,000 portion of note payable becoming current in 2016 and an increase of $99,814 in accrued salaries to management.

Cash Flows

	For the Year Ended April 30,		Change 2016 Versus 2015
	2016	2015	Amount	%
Net cash used in operating activities	$(47,075)	$(19,079)	$(27,996)	147%
Net cash provided by financing activities	$46,975	$19,135	$27,840	145%
Increase (Decrease) in cash	$(100)	$56	$(156)	(279%)

Operating Activities

Net cash used in operating activities was $47,075 for the year ended April 30, 2016 compared with net cash used in operating activities of $19,079 in the same period in 2015.

Investing Activities

We did not use cash in investing activities for the year ended April 30, 2016 and 2015.

Financing Activities

Net cash from financing activities was $46,975 for the year ended April 30, 2016 compared to $19,135 provided by financing activities in the same period in 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

West Coast Ventures Group Corp

We have audited the accompanying balance sheets of West Coast Ventures Group Corp. as of April 30, 2016 and 2015and the related statement of operations, stockholder's deficit and cash flows for the years ended April 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Ventures Group Corp. as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the years ended April 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, had a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ankit Consulting Services, Inc.

Certified Public Accountants

Rancho Santa Margarita

May 12, 2017

West Coast Ventures Group Corp.

(Formerly Energizer Tennis Inc.)

Consolidated Balance Sheets

		April 30,	April 30,
		2016	2015
ASSETS
Current Assets:
Cash and cash equivalents		$-	$100
Prepaid expenses		-	4,375
Total Current Assets		-	4,475

Intangible assets, net		6,459	250,000

TOTAL ASSETS		6,459	$254,475
	$
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable		$30,478	$8,078
Accrued expenses		-	8,500
Accrued payroll		125,814	26,000
Accrued interest		14,722	116
Advances from stockholders		-	179
Promissory notes		14,711	18,956
Note payable - current portion		250,000	125,000
Total Current Liabilities		435,725	186,829

Note Payable		-	125,000
Convertible note, net of unamortized discounts of $44,818 and $0		6,403	-
Total Liabilities		442,128	311,829

Commitments and Contingencies (Note 8)		-	-

Stockholders' Deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.		-	-
Common stock, $0.001 par value. Authorized 250,000,000 shares, 88,426 shares issued and outstanding*		88	88
Additional paid in capital*		181,654	130,433
Accumulated deficit		(617,411)	(187,875)
Total Stockholders' Deficit		(435,669)	(57,354)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$6,459	$254,475

*Note: all shares presented have been retroactively adjusted for the effect of a 1 for 1,000 reverse stock split, approved by our Board of Directors on February 4, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

(Formerly Energizer Tennis Inc.)

Consolidated Statements of Operations

	Year Ended April 30,
	2016	2015

Revenues, net	$-	$-

Operating Expenses
Depreciation and amortization	83,333	-
General and administrative expenses	135,855	59,242
Professional fees	29,130	26,273
Total Operating Expenses	248,318	85,515

Loss from operations	(248,318)	(85,515)

Other Expense
Interest expense	(21,010)	(116)
Impairment	(160,208)	-

Loss Before Provision for Income Taxes	(429,536)	(85,631)

Provision for Income Taxes	-	-

Loss from Continuing Operations	(429,536)	(85,631)

Loss from Discontinued Operations, Net of Tax Benefits	-	(15,887)

Net Loss	$(429,536)	$(101,518)

Net Loss Per Common Share: Basic and Diluted
From continuing operations	$(4.86)	$(0.97)
From discontinued operations	-	(0.18)
Total Net Loss Per Share: Basic and Diluted	$(4.86)	$(1.15)
Weighted average number of Common Shares Outstanding: Basic and Diluted*	88,426	88,426

*Note: all shares presented have been retroactively adjusted for the effect of a 1 for 1,000 reverse stock split, approved by our Board of Directors on February 4, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

(Formerly Energizer Tennis Inc.)

Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock*	Common Stock Amount*	Additional Paid in Capital*	Accumulated Deficit	Total

Balance - April 30, 2014	88,426	$88	$75,430	$(86,357)	$(10,838)

Contribution of facilities rent – related party	-	-	3,600	-	3,600
Contribution of fees	-	-	4,000	-	4,000
Forgiveness of debt by former shareholder	-	-	47,403	-	47,403
Net Loss	-	-	-	(101,518)	(101,518)
Balance - April 30, 2015	88,426	88	130,433	$(187,875)	$(57,354)

Discount of note payable	-	-	51,221	-	51,221
Net Loss	-	-	-	(429,536)	(429,536)

Balance - April 30, 2016	88,426	$88	$181,654	$(617,411)	$(435,669)

*Note: all shares presented have been retroactively adjusted for the effect of a 1 for 1,000 reverse stock split, approved by our Board of Directors on February 4, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

(Formerly Energizer Tennis Inc.)

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,536)	$(101,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,333	-
Amortization of debt discount	6,403	-
Impairment of intangible assets	160,208	-
Forgiveness of debt by related party	-	23,672
Additional paid-in capital in exchange for facilities provided by related party	-	3,600
Additional paid-in capital in exchange for contributed services	-	4,000
Loss on discontinued operations	-	15,844
Changes in current assets and liabilities:
Prepaid expenses	4,375	(2,505)
Accounts payable	22,401	7,112
Accrued expenses	(8,500)	4,600
Accrued payroll	99,814	26,000
Related Party	(179)	-
Accrued interest	14,606	116

Net Cash Used in Operating Activities	(47,075)	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	-	179
Proceeds from promissory notes	46,975	18,956
Net Cash Provided by Financing Activities	46,975	19,135
Net increase (decrease) in cash and cash equivalents	(100)	56
Cash and cash equivalents at beginning of period	100	44
Cash and cash equivalents at end of period	$-	$100

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$-	$47,403
Intangible assets acquired for note payable	$-	$250,000
Reclass from promissory notes to convertible notes	$51,221	$-
Discount of note payable	$51,221	$-

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

(Formerly Energizer Tennis Inc.).

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

West Coast Ventures Group Corp. (“our”, “us”, “we” or the “Company”) was incorporated on June 16, 2011 in the State of Nevada for the purpose of developing, producing, and selling instructional tennis videos to the global tennis community

Since April 30, 2015 the Company has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits.  Through its wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") the company has focused on the US based, online video gaming and entertainment industry.

On February 4, 2016, Energizer Tennis, Corp. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, West Coast Ventures Group Corp. The effect of such merger is that the Company was the surviving entity and changed its name to “West Coast Ventures Group Corp.”

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its intangible assets and the valuation of its common stock.

Fiscal Year End

The Company has elected April 30 as its fiscal year end.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Discontinued Operations

The Company decided to discontinue the business of developing, producing and selling instructional tennis videos, hence the income and expenses related to such activities have been excluded from the Company’s Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $0 and $100 at April 30, 2016 and 2015, respectively.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is not presented separately since the effect of dilutive securities is anti-dilutive. There were no common stock equivalents as of April 30, 2016 and 2015.

Loss per share as of April 30, 2016 and 2015 are as follows:

	April 30, 2016	April 30, 2016
Net Loss Per Common Share: Basic and Diluted
From continuing operations	$(4.86)	$(0.97)
From discontinued operations	-	(0.18)
Total Net Loss Per Share: Basic and Diluted	$(4.86)	$(1.15)
Weighted average number of Common Shares Outstanding: Basic and Diluted	88,426	88,426

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include prepaid expense, accounts payable and accrued expenses.

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

The Company has evaluated tax positions in accordance with ASC 740, “Income Taxes,” and has not identified any significant tax positions, other than those disclosed.

Intangible Assets

We account for intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other” ("ASC 350"). ASC 350 requires that intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

We completed an evaluation of intangibles at April 30, 2016 and recognized an impairment loss of $160,208 during the year ended April 30, 2016.  No impairment loss was recognized for the year ended April 30, 2015.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Foreign Currency

The Company’s functional currency is the United States Dollar (USD) and its reporting currency is also the USD.  Foreign currency transactions, from our prior operations, were primarily undertaken in the British Pound (GBP).

The financial statements of the Company are translated to USD in accordance with ASC 830, “Foreign Currency Translation Matters.”  Assets and liabilities are translated at the current exchange rate prevailing at the balance sheet date. Equity accounts are translated at historical amounts. Revenues and expenses are translated using average rates during the year.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The Company is currently evaluating the impact the adoption of this standard would have on its financial condition, results of operations and cash flows.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant effect on its consolidated financial statements.

There were no other new accounting pronouncements during the year ended June 30, 2016 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of April 30, 2016, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLES

Intangibles consisted of:

	April 30,	April 30,
	2016	2015
Viralpwnage.com	89,792	250,000
Less accumulated amortization	83,333	-
Intangibles, net	6,459	250,000

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expenses were $83,333 and $0 for the years ended April 30, 2016 and 2015, respectively. We determined the implied fair value of intangibles was substantially below the carrying value being reported. Accordingly, we recognized an impairment loss of $160,208, for the year ended April 30, 2016.  No impairment of intangibles was recognized for the year ended April 30, 2015.

NOTE 5 – NOTES PAYABLE

Promissory Notes

During the period ended April 30, 2016, an unrelated party advanced funds in the amount of $46,975 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.  During the year ended April 30, 2016, the Company acknowledged and agreed to issue the convertible note of $51,221 for payment of principal on the Promissory note of $51,221.

At April 30, 2016 and 2015, the notes had accrued interest of $1,598 and $116, respectively.

Note Payable

	April 30, 2016	April 30, 2015
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of Note payable	250,000	125,000
Long-term portion of note payable	$-	$125,000

On April 30, 2017, the Warwick Overseas, LLC, agreed to extend the note for an additional one year term to April 30, 2018.

During the year ended April 30, 2016 and 2015, the company recognized interest expense on the note payable of $12,534 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTE

On January 31, 2016, the Company issued convertible notes of $51,221 for the payment of promissory notes of $51,211 (note 5). Unpaid balances are due on January 31, 2018 and accrue an annual interest at the rate of 4%.  The Holders have the right, at any time to convert any part of outstanding Principal balance of this note into shares of the Company’s common stock at a conversion rate of $0.01 per share.

During the year ended April 30, 2016, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221 and amortized $6,403 as interest expense.

NOTE 7 - SHAREHOLDERS’ EQUITY

On February 4, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended its Articles of Incorporation to increase the Company’s authorized number of shares of common stock from 100 million to 250 million and decrease all of its issued and outstanding shares of common stock at a ratio of one (1) share for every one thousand (1,000) shares held.

All relevant information relating to numbers of shares and per share information have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of April 30, 2016.

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.001.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company did not issue any new common shares during the years ended April 30, 2016 and 2015

As at April 30, 2016 and 2015, there are 88,426 shares of common stock issued and outstanding.

Pertinent Rights and Privileges

Holders are not entitled to pre-emptive or referential rights to subscribe to unissued stock or other securities. Holders do not have cumulative voting rights.  Preferred stockholders of Class A Convertible Preferred Stock do not have a right to vote their shares except as determined by the Board of Directors.

Additional Paid In Capital

During the year ended April 30, 2016, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221(Note 9).

During the year ended April 30, 2015, the Company recorded additional paid in capital as follows;

•

Our former CEO contributed office space valued at $3,600.

•

A related party contributed accounting and tax services totaling $4,000

•

On January 30, 2015, our former CEO and majority shareholder waived in full related party advances totaling $47,403

NOTE 8 - DISCONTINUED OPERATIONS

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

NOTE 9 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2016, the Company has incurred net losses of approximately $429,536, resulting in a net operating loss (“NOL”) for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $216,100 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	April 30, 2016	April 30, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$150,300	$65,800
Valuation allowance	(150,300)	(65,800)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the company pursuant to Internal Revenue Code Section 382.  The Company has no uncertain tax positions as of April 30, 2016.

Tax returns for the years ended April 30, 2011 through April 30, 2016 remain open to examination.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At April 30, 2016, the Company does not have any capital leases.

On January 3, 2016, the Company leased office space at $199 per month with no specified term. The lease is cancelable at any time by either party with 30 days’ notice.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from shareholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing, and due on demand.

During the year ended April 30, 2015, due from our former CEO/majority shareholder totaled $23,673. On January 30, 2015, our former CEO/majority shareholder waived in full, $47,403 of related party advances and which was recorded as additional paid in capital.

As of April 30, 2016 and 2015, no amounts were owed.

Other

As of April 30, 2016 and 2015, the Company accrued salaries to officers and directors of $125,814 and $26,000, respectively.

Our former CEO had provided office space without charge. Rental expense is recorded in the financial statements as additional paid-in capital and totaled $3,600 for the years ended April 30, 2015.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.

Subsequent to April 30, 2016, the Company issued each 7,500,000 shares of common stock to the company’s officer and board members for their ongoing service and accrued salaries.

On December 30, 2016, the Company entered into a Definitive Share Exchange Agreement (the “Agreement”) with James M. Nixon (“Nixon”) and Nixon Restaurant Group, Inc., a Florida corporation (“NRG”) pursuant to which the Company will exchange 12,100,000 shares of its Common Stock, $0.001 par value per share, for 60,500,000 shares of NRG Common Stock, $0.0001 par value per share, which represents all of the issued and outstanding capital stock of NRG.  In addition, the Company will issue 500,000 shares of the Company’s preferred stock to Nixon as compensation for completing the transaction.  This preferred stock which shall be designated as Series A Preferred Stock shall have no dividend, liquidation, or conversion rights, but will have voting rights of 100,000 votes per share of Series A Preferred Stock, an aggregate equal to 500,000,000 shares of the Company’s Common Stock.  The closing of transaction described in the Agreement is subject to several conditions precedent.  Following closing of the transaction NRG will operate as wholly owned subsidiary of the Company.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 15, 2015, the Company dismissed its then auditor, RLB Certified Public Accountant PLLC. Reference is made to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 14, 2016, for a further discussion of such dismissal.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Miroslaw Gorny	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	54	April 30, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Miroslaw (Mirek) Gorny – President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

Miroslaw (Mirek) Gorny is a graduate of National University with a BA in Organizational Leadership.  Mr. Gorny has extensive experience in sale and marketing and in consulting with engineering, manufacturing, and financial companies. On April 30, 2015, Mr. Gorny was elected a director of our company.  On January 7, 2016 was appointed to the various officer positions named above.  During the 5 years preceding his election as a director, he has been employed as a financial advisor and/or mortgage lender at Amwest Financial, Wells Fargo Bank and WJ Bradley.  Mr. Gorny has a California Real Estate Broker License and is currently a Broker Associate with ReMax RB in San Diego, California.  Mr. Gorny is also an internationally known Inspirational Speaker and Trainer.  He is President of Academy of Personal & Professional Development, an internationally recognized training company.

Our company believes that Mr. Gorny’s educational background and business and operational experience give him the qualifications and skills to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Miroslaw Gorny(1) President, CEO, CFO, Secretary and Director	2016 2015	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Randy Hatch(2) (former President, CEO, CFO and Secretary)	2016 2015	15,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	15,000 N/A
Robert Thompson(3) (former President, CEO, CFO and Secretary)	2016 2015	65,000 25,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	65,000 25,000
Tony De Lisio(4) (former Chief Technology Officer)	2016 2015	N/A 6,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 6,000

(1)

Miroslaw Gorny was appointed a director on April 30, 2015 and as Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer on January 7, 2017.

(2)

Randy Hatch was appointed a director and as Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer on January 31, 2016 on and resigned all positions on January 7, 2017.

(3)

Robert Thompson resigned all officer positions on January 31, 2016.

(4)

Tony De Lisio’s Employment Agreement terminated on March 9, 2016.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 21, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James M. Nixon 15400 West 64th Avenue Unit E 1A Arvada, CO 80007	15,000,000 Common Shares Direct	99.4%
Directors and Executive Officers as a Group	15,000,000 Common Shares	99.4%

1.  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of anoption) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 21, 2017. As of April 21, 2017 there were 15,088,544 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Miroslaw Gorny.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2016 and for fiscal year ended April 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2016	April 30, 2015
Audit Fees	$10,000	$9,937
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$9,937

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document.

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation Or Succession
2.1***	Definitive Share Exchange Agreement by and between West Coast Ventures Group Corp., James Nixon and Nixon Restaurant Group, Inc., dated December30, 2016.
(3)	Articles of Incorporation
3.1*	Articles of Merger by and between the Company and its wholly owned subsidiary, West Coast Ventures Group Corp, filed with the Nevada Secretary of State on February 4, 2016.
3.2*	Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on February 4, 2016.
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith. ** Furnished herewith *** Filed on January 23,2017, with the Securities and Exchange Commission as Exhibit 2.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

West Coast Ventures Group Corp.
(Registrant)
Dated: May 12, 2017	/s/ Miroslaw Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2017	/s/ Miroslow Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)