Form 10-Q
period 2016-07-31
WEST COAST VENTURES GROUP CORP.
filed 2017-06-27
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
			[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

			[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
15,088,544 common shares issued and outstanding as of June 21, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at July 31 2016 and April 30, 2016 (unaudited)	5
Condensed Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements	8

West Coast Ventures Group Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	April 30,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	398	-
Total Current Assets	398	-

Intangible assets, net	5,651	6,459

TOTAL ASSETS	$6,049	$6,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$42,779	$30,478
Accrued payroll	111,814	125,814
Accrued interest	18,574	14,722
Promissory notes	25,751	14,711
Note payable	250,000	250,000
Total Current Liabilities	448,918	435,725

Convertible note, net of unamortized discounts of $38,415 and $44,818	12,806	6,403
Total Liabilities	461,724	442,128

Stockholders' Deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 250,000,000 shares, 15,088,544 shares and 88,426 shares issued and outstanding as of July 31 and April 30, 2016, respectively	15,088	88
Additional paid in capital	474,332	181,654
Accumulated deficit	(945,095)	(617,411)
Total Stockholders' Deficit	(455,675)	(435,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,049	$6,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Revenues, net	$-	$-

Operating Expenses
Depreciation and amortization	808	-
General and administrative expenses	13,295	37,330
Professional fees	20,649	9,478
Stock based compensation	282,678	-
Total Operating Expenses	317,430	46,808

Loss from operations	(317,430)	(46,808)

Other Expense
Interest expense	(10,254)	(3,570)

Loss Before Provision for Income Taxes	(327,684)	(50,378)

Provision for Income Taxes	-	-

Net Loss	$(327,684)	$(50,378)

Net Loss Per Common Share: Basic and Diluted	$(0.05)	$(0.57)

Weighted average number of Common Shares Outstanding: Basic and Diluted	6,447,240	88,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(327,684)	$(50,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	808	-
Amortization of debt discount	6,403	-
Stock based compensation	282,678	-
Impairment of intangible assets	-	-
Changes in current assets and liabilities:
Prepaid expenses	(398)	1,875
Accounts payable	12,301	390
Accrued expenses	-	9,125
Accrued payroll	11,000	22,000
Related Party	-	(990)
Accrued interest	3,852	3,569
Net Cash used in Operating Activities	(11,040)	(14,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	11,040	14,319
Net cash provided by Financing Activities	11,040	14,319

Net decrease in cash and cash equivalents	-	(90)
Cash and cash equivalents at beginning of period	-	100
Cash and cash equivalents at end of period	$-	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for accrued payroll	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Notes to the Condensed Consolidated Financial Statements

July 31, 2016

(Unaudited)

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

On December 31, 2016, our board of directors approved a change in our company's fiscal year end, moving from April 30 to December 31 of each year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended April 30, 2016, as filed with the SEC on May 12, 2017.

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

Stock-Based Compensation

ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation for the three months ended July 31, 2016 and 2015 was $282,678 and $0, respectively.

Recent Accounting Pronouncements

There were no other new accounting pronouncements during the three months ended July 31, 2016 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of July 31, 2016, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans from management and stockholders to meet its minimal operating expenses and raising equity funding, and/or merging with another company. The Company plans a merger pursuant to certain closing conditions, with Nixon Restaurant Group, Inc. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – INTANGIBLES

As of July 31, 2016 and April 30, 2016, intangibles consisted of:

	July 31,	April 30,
	2016	2016
Viralpwnage.com	$ 89,792	$ 89,792
Less accumulated amortization	84,141	83,333
Intangibles, net	$ 5,651	$ 6,459

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expenses were $808 and $0 for the three months ended July 31, 2016 and 2015, respectively. We determined the implied fair value of intangibles was substantially below the carrying value being reported. Accordingly, we recognized an impairment loss of $160,208, for the year ended April 30, 2016.  No impairment of intangibles was recognized for the three months ended July 31, 2016.

NOTE 5 – NOTES PAYABLE

Promissory Notes

During the three months ended July 31, 2016, unrelated parties advanced funds in the amount of $11,040 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.  During the year ended April 30, 2016, the Company acknowledged and agreed to issue the convertible note of $51,221 for payment of principal on the Promissory note of $51,221 (note 6).

As of July 31, 2016 and April 30, 2016, the promissory notes totaled $25,751 and $14,711, respectively.

During the three months ended July 31, 2016 and 2015, the interest expense was $184 and $419, respectively. As of July 31, 2016 and April 30, 2016, accrued interest was $1,867 and $1,683, respectively.

Note Payable

The Company had the following note payable outstanding as of July 31, 2016 and April 30, 2016:

	July 31,	April 30,
	2016	2016
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of note payable	250,000	250,000
Long-term portion of note payable	$-	$-

On April 30, 2017, the Warwick Overseas, LLC, agreed to extend the note for an additional one year term to April 30, 2018.

During the three months ended July 31, 2016 and 2015, interest expense was $3,151 and $3,151, respectively. As of July 31, 2016 and April 30, 2016, accrued interest is $15,686 and $12,534, respectively.

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

During the year ended April 30, 2016, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221.

	July 31,	April 30,
	2016	2016
Convertible Notes	$51,221	$51,221
Less unamortized notes discount	(38,415)	(44,818)
	12,806	6,403
Less current portion of convertible notes	-	-
Long-term convertible notes payable	$12,806	$6,403

During the three months ended July 31, 2016 and 2015, the amortization on the convertible note discount recorded as interest expense is $6,403 and $0, respectively.

During the three months ended July 31, 2016 and 2015, the interest expense accrued on the convertible notes is $516 and $0, respectively. As of July 31, 2016 and April 30, 2016, the convertible notes had accrued interest of $1,021 and $505, respectively.

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

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of July 31, 2016.

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

On June 23, 2016, the Company issued 15,000,000 common shares, 7,500,000 shares each to the company’s officer and board members, for their ongoing service and payment of $25,000 in accrued salaries, for a total value of $307,678.

On May 19, 2016, the Company issued 118 shares of common stock, for adjustment due to the stock split.

As at July 31, 2016 and April 30, 2016, there are 15,088,544 and 88,426 shares of common stock issued and outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of July 31, 2016 and April 30, 2016, the Company accrued salaries to officers and directors of $111,814 and $125,814, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On December 30, 2016, the Company entered into a Definitive Share Exchange Agreement (the “Agreement”) with James M. Nixon (“Nixon”) and Nixon Restaurant Group, Inc., a Florida corporation (“NRG”) pursuant to which our company will exchange 12,100,000 shares of our common stock for 60,500,000 shares of NRG Common Stock, $0.0001 par value per share, which represents all of the issued and outstanding capital stock of NRG.  In addition, our company will issue 500,000 shares of our preferred stock to Nixon as compensation for completing the transaction.  This preferred stock which shall be designated as Series A Preferred Stock shall have no dividend, liquidation, or conversion rights, but will have voting rights of 100,000 votes per share of Series A Preferred Stock, an aggregate equal to 50,000,000,000 shares of our company’s common stock. The closing of transaction described in the Agreement is subject to several conditions precedent as follows: Our company must, among other actions, (i) file our delinquent filings with the Securities and Exchange Commission (the “SEC”) including the Form 10-K Annual Report for the year ended April 30, 2016 and the Form 10-Q Annual Reports for the periods ended July 31, 2016 and October 31, 2016; (ii) effectuate the cancelation of 60,000 shares of our common stock owned by Mayya Khalay; (iii) file a Certificate of Designation of the Series A Preferred Stock with the Nevada Secretary of State; and (iv) effectuate a change of our fiscal year to December 31.  NRG must, among other actions, (v) Deliver to our company audited consolidated financial statements for the two year periods ended December 31, 2015 and 2014 as well as reviewed consolidated financial statements for the nine month periods ended September 30, 2016 and 2015, each in format and content as required under the Rules of the SEC.  Following closing of the transaction NRG will operate as wholly owned subsidiary of our company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "West Coast Ventures" mean West Coast Ventures Group Corp. and our wholly owned subsidiary GameRevz, Inc., unless otherwise indicated.

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

Results of Operations

Three months ended July 31, 2016 compared to three months ended July 31, 2015.

	Three months Ended July 31, 2016	Three months Ended July 31, 2015
Revenue	$-	$-
Operating expenses	$317,430	$46,808
Net loss	$(327,684)	$(50,378)

Our operating expenses, for the three months ended July 31, 2016 were $317,430 compared to $46,808 for the same period in 2015. The increase in operating expenses was primarily as a result of an increase in stock based compensation and professional fees, offset by a decrease in general and administrative expenses.

We incurred a net loss of $327,684 and $50,378 for the three months ended July 31, 2016 and July 31, 2015, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of July 31, 2016 and April 30, 2016, respectively.

Working Capital

	As at July 31, 2016	As at April 30, 2016
Total current assets	$398	$-
Total current liabilities	$448,918	$435,725
Working capital (deficit)	$(448,520)	$(435,725)

Cash Flows

	Three Months ended July 31, 2016	Three Months ended July 31, 2015
Net cash used in operating activities	$(11,040)	$(14,409)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$11,040	$14,319
Increase (Decrease) in cash	$-	$(90)

As at July 31, 2016 our company’s cash balance was $0 and total assets were $6,049. As at April 30, 2016, our company’s cash balance was $0 and total assets were $6,459.

As at July 31, 2016, our company had total liabilities of $461,724, compared with total liabilities of $442,128 as at April 30, 2016.

As at July 31, 2016, our company had working capital deficiency of $448,520 compared with working capital deficiency of $435,725 as at April 30, 2016. The increase in working capital deficiency was primarily attributed to an increase accounts payable, promissory notes, and accrued interest.

Cash Flow from Operating Activities

During the three months ended July 31, 2016, our company used $11,040 in cash from operating activities, compared to $14,409 cash used in operating activities during the three months ended July 31, 2015. The cash used from operating activities for the three months ended July 31, 2016 was attributed to a net loss of $327,684 and reduced $289,889 for non-cash expenses and $26,755 for net changes in non-cash operating assets and liabilities.

Cash Flow from Investing Activities

During the three months ended July 31, 2016 our company used $0 in investing activities compared to $0 used in investing activities during the three months ended July 31, 2015.

Cash Flow from Financing Activities

During the three months ended July 31, 2016 our company received $11,040 from financing activities compared to $14,319 received from financing activities during the three months ended July 31, 2015. The cash flow for financing activities for the three months ended July 31, 2016, was a result of an increase in promissory notes for the payment of operating expenses.

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2016, contains a going concern qualification as we have suffered losses since our inception.  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Stock-Based Compensation. ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Our company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation
3.1

Articles of Merger by and between the Company and its wholly owned subsidiary, West Coast Ventures Group Corp, filed with the Nevada Secretary of State on February 4, 2016. (filed with the SEC on May 12, 2017 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K)

3.2

Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on February 4, 2016. (filed with the SEC on May 12, 2017 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K)

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
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: June 27, 2017	/s/ Miroslaw Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)