Form 10-Q
period 2016-10-31
WEST COAST VENTURES GROUP CORP.
filed 2017-06-29
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

or

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
15,088,544 common shares issued and outstanding as of June 21, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the six month period ended October 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at October 31, 2016 and April 30, 2016 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2016 and 2015 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2016 and 2015 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements	8

West Coast Ventures Group Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	April 30,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	398	-
Total Current Assets	398	-

Intangible assets, net	4,844	6,459

TOTAL ASSETS	$5,242	$6,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$36,026	$30,478
Accrued payroll	111,814	125,814
Accrued interest	22,496	14,722
Promissory notes	33,848	14,711
Note payable	250,000	250,000
Total Current Liabilities	454,184	435,725

Convertible note, net of unamortized discounts of $32,012 and $44,818	19,209	6,403
Total Liabilities	473,393	442,128

Stockholders' Deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 250,000,000 shares, 15,088,544 shares and 88,426 shares issued and outstanding as of October 31 and April 30, 2016, respectively	15,088	88
Additional paid in capital	474,332	181,654
Accumulated deficit	(957,571)	(617,411)
Total Stockholders' Deficit	(468,151)	(435,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,242	$6,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues, net	$-	$-	$-	$-

Operating Expenses
Depreciation and amortization	807	20,834	1,615	41,667
General and administrative expenses	1,344	34,919	14,639	72,249
Professional fees	-	1,500	20,649	10,978
Stock based compensation	-	-	282,678	-
Total Operating Expenses	2,151	57,253	319,581	124,894

Loss from operations	(2,151)	(57,253)	(319,581)	(124,894)

Other Expense
Interest expense	(10,325)	(3,569)	(20,579)	(7,139)

Loss Before Provision for Income Taxes	(12,476)	(60,822)	(340,160)	(132,033)

Provision for Income Taxes	-	-	-	-

Net Loss	$(12,476)	$(60,822)	$(340,160)	$(132,033)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.03)	$(0.03)	$(1.49)

Weighted average number of Common Shares Outstanding: Basic and Diluted	15,088,544	88,426	10,767,892	88,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	October 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(340,160)	$(132,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,615	41,667
Amortization of debt discount	12,806	-
Stock based compensation	282,678	-
Impairment of intangible assets	-	-
Changes in current assets and liabilities:
Prepaid expenses	(398)	3,750
Accounts payable	5,548	7,363
Accrued expenses	-	(3,375)
Accrued payroll	11,000	44,000
Related Party	-	(875)
Accrued interest	7,774	7,138
Net Cash used in Operating Activities	(19,137)	(32,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	19,137	32,265
Net cash provided by Financing Activities	19,137	32,265

Net decrease in cash and cash equivalents	-	(100)
Cash and cash equivalents at beginning of period	-	100
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for accrued payroll	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Notes to the Condensed Consolidated Financial Statements

October 31, 2016

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

Stock-based compensation for the six months ended October 31, 2016 and 2015 was $282,678 and $0, respectively.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of October 31, 2016, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLES

As of October 31, 2016 and April 30, 2016, intangibles consisted of:

	October 31,	April 30,
	2016	2016
Viralpwnage.com	$ 89,792	$ 89,792
Less accumulated amortization	84,948	83,333
Intangibles, net	$ 4,844	$ 6,459

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expenses were $1,615 and $41,667 for the six months ended October 31, 2016 and 2015, respectively. We determined the implied fair value of intangibles was substantially below the carrying value being reported. Accordingly, we recognized an impairment loss of $160,208, for the year ended April 30, 2016.  No impairment of intangibles was recognized for the six months ended October 31, 2016.

NOTE 5 – NOTES PAYABLE

Promissory Notes

During the six months ended October 31, 2016, unrelated parties advanced funds in the amount of $19,137 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.  During the year ended April 30, 2016, the Company acknowledged and agreed to issue the convertible note of $51,221 for payment of principal on the Promissory note of $51,221 (note 6).

As of October 31, 2016 and April 30, 2016, the promissory notes totaled $33,848 and $14,711, respectively.

During the six months ended October 31, 2016 and 2015, the interest expense was $439 and $837, respectively. As of October 31, 2016 and April 30, 2016, accrued interest was $2,122 and $1,683, respectively.

Note Payable

The Company had the following note payable outstanding as of October 31, 2016 and April 30, 2016:

	October 31,	April 30,
	2016	2016
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of note payable	250,000	250,000
Long-term portion of note payable	$-	$-

On April 30, 2017, the Warwick Overseas, LLC, agreed to extend the note for an additional one year term to April 30, 2018.

During the six months ended October 31, 2016 and 2015, interest expense was $6,302 and $6,302, respectively. As of October 31, 2016 and April 30, 2016, accrued interest is $18,837 and $12,534, respectively.

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

During the year ended April 30, 2016, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221.

	October 31,	April 30,
	2016	2016
Convertible Notes	$51,221	$51,221
Less unamortized notes discount	(32,012)	(44,818)
	19,209	6,403
Less current portion of convertible notes	-	-
Long-term convertible notes payable	$19,209	$6,403

During the six months ended October 31, 2016 and 2015, the amortization on the convertible note discount recorded as interest expense is $12,806 and $0, respectively.

During the six months ended October 31, 2016 and 2015, the interest expense accrued on the convertible notes is $1,032 and $0, respectively. As of October 31, 2016 and April 30, 2016, the convertible notes had accrued interest of $1,537 and $505, respectively.

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

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of October 31, 2016.

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

As at October 31, 2016 and April 30, 2016, there are 15,088,544 and 88,426 shares of common stock issued and outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of October 31, 2016 and April 30, 2016, the Company accrued salaries to officers and directors of $111,814 and $125,814, respectively.

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

Results of Operations

Three months ended October 31, 2016 compared to three months ended October 31, 2015.

	Three months ended October 31, 2016	Three months ended October 31, 2015
Revenue	$-	$-
Operating expenses	$2,151	$57,253
Net loss	$(12,476)	$(60,822)

Our operating expenses, for the three months ended October 31, 2016 were $2,151 compared to $57,253 for the same period in 2015. The decrease in operating expenses was primarily as a result of a decrease in depreciation and amortization and general and administrative expenses.

We incurred a net loss of $12,476 and $60,822 for the three months ended October 31, 2016 and October 31, 2015, respectively.

Six months ended October 31, 2016 compared to six months ended October 31, 2015.

	Six months ended October 31, 2016	Six months ended October 31, 2015
Revenue	$-	$-
Operating expenses	$319,581	$124,894
Net loss	$(340,160)	$(132,033)

Our operating expenses, for the six months ended October 31, 2016 were $319,581 compared to $124,894 for the same period in 2015. The increase in operating expenses was primarily as a result of an increase in stock based compensation and professional fees, offset by a decrease in general and administrative expenses and depreciation and amortization.

We incurred a net loss of $340,160 and $132,033 for the six months ended October 31, 2016 and October 31, 2015, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of October 31, 2016 and April 30, 2016, respectively.

Working Capital

	As at October 31, 2016	As at April 30, 2016
Total current assets	$398	$-
Total current liabilities	$454,184	$435,725
Working capital (deficit)	$(453,786)	$(435,725)

Cash Flows

	Six Months ended October 31, 2016	Six Months ended October 31, 2015
Net cash used in operating activities	$(19,137)	$(32,365)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$19,137	$32,265
Increase (Decrease) in cash	$-	$(100)

As at October 31, 2016 our company’s cash balance was $0 and total assets were $5,242. As at April 30, 2016, our company’s cash balance was $0 and total assets were $6,459.

As at October 31, 2016, our company had total liabilities of $473,393, compared with total liabilities of $442,128 as at April 30, 2016.

As at October 31, 2016, our company had working capital deficiency of $453,786 compared with working capital deficiency of $435,725 as at April 30, 2016. The increase in working capital deficiency was primarily attributed to an increase accounts payable and accrued interest.

Cash Flow from Operating Activities

During the six months ended October 31, 2016, our company used $19,137 in cash from operating activities, compared to $32,365 cash used in operating activities during the six months ended October 31, 2015. The cash used from operating activities for the six months ended October 31, 2016 was attributed to a net loss of $340,160 and reduced $297,099 for non-cash expenses and $23,924 for net changes in non-cash operating assets and liabilities.

Cash Flow from Investing Activities

During the six months ended October 31, 2016 our company used $0 in investing activities compared to $0 used in investing activities during the six months ended October 31, 2015.

Cash Flow from Financing Activities

During the six months ended October 31, 2016 our company received $19,137 from financing activities compared to $32,265 received from financing activities during the six months ended October 31, 2015. The cash flow for financing activities for the six months ended October 31, 2016, was a result of an increase in promissory notes for the payment of operating expenses.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: June 29, 2017	/s/ Miroslaw Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)