Form 10-KT
period 2016-12-31
WEST COAST VENTURES GROUP CORP.
filed 2017-07-05
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	May 1, 2016 to December 31, 2016
Commission file number	000-54948
WEST COAST VENTURES GROUP CORP.
(Exact name of registrant as specified in its charter)
Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 City Blvd. West, 17th Floor, Orange, CA	92868
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(714) 656-0096
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A
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

Yes[X] No [ ]

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016, was $265,632 based on a $3.00 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
15,088,544 common shares as of June 20, 2017.

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

Change in fiscal year end

On December 31, 2016, our board of directors approved a change in our company's fiscal year end, moving from April 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from May 1, 2016 to December 31, 2016 (the "Transition Period 2016").

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

Our Employees

As of December 31, 2016, we have one employee including our sole officer who receives compensation. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We have signed employment agreements with the officers of our company.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

Currently, we do not own any real estate. We are leasing our corporate offices, which are located at 333 City Blvd. West, 17th Floor, Orange, CA 92868. The offices are leased by us by at a cost of $199.00 per month. We do not expect this arrangement to be changed during the next 12 months.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
	High	Low
Transition Period Ended December 31, 2016	$9.74	$0.70

Year ending April 30, 2016
April 30, 2016	$0.0145	$0.0016
January 31, 2016	$0.068	$0.016
October 31, 2015	$0.1455	$0.011

July 30, 2015	$0.26	$0.135

Year ending April 30, 2015
April 30, 2015	$1.01	$1.01
January 31, 2015	$2.1	$1.01
October 31, 2014	$N/A	$N/A
July 30, 2014	$N/A	$N/A

Our shares are issued in registered form.  VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179 is the registrar and transfer agent for our common shares.

On June 20, 2017, the shareholders’ list showed 5 registered shareholders with 15,088,544 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the Transition Period 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the Transition Period 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase or repurchase any of our securities in the Transition Period 2016 and fiscal years ended April 30, 2016 and 2015.

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

Change in fiscal year end

On December 31, 2016, our board of directors approved a change in our company's fiscal year end, moving from April 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from May 1, 2016 to December 31, 2016 (the "Transition Period 2016").

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the transition period ended December 31, 2016, which are included herein.

Our operating results for the transition period ended December 31, 2016, for the year ended April 30, 2016 and the changes between those periods for the respective items are summarized as follows:

	Transition Period
	May 31, 2016 to	Year Ended
	December 31,	April 30,	Change
	2016	2016	Amount	%
Revenue:	$-	$-	$-	-
Operating expenses	328,205	248,318	79,887	32%
Other expense	27,474	181,218	(153,744)	(85%)
Loss from Operations, Net of Tax Benefits	(355,679)	(429,536)	(73,857)	(17%)
Net loss	$(355,679)	$(429,536)	$(73,857)	(17%)

During the transition period ended December 31, 2016, our net loss decreased by $73,857, primarily due to $153,744 decrease in the other expenses as $160,208 impairment loss on the intangible assets was incurred during the year ended April 30, 2016.

Our operating expenses for the transition period ended December 31, 2016 were $328,205 compared to $248,318 for the year ended April 30, 2016. The changes in operating expenses are as follows:

	Transition Period
	May 1, 2016 to	Year Ended
	December 31,	April 30,	Change
	2016	2016	Amount	%
Depreciation and Amortization	$2,153	$83,333	$(81,180)	(97%)
General & Administrative Expenses	15,535	135,855	(120,320)	(89%)
Professional Fees	27,839	29,130	(1,291)	(4%)
Stock based compensation	282,678	-	282,678	-
Operating expenses	$328,205	$248,318	$79,887	32%

Operating expenses were $328,205 for the transition period ended December 31, 2016, compared to $248,318 for the year ended April 30, 2016, an increase of $79,887, or 32%. The increase in operating expenses was largely due to stock based compensation incurred from the common stock issuances to the company’s officer and board members for their ongoing service and accrued salaries during the transition period ended December 31, 2016.

Liquidity and Financial Condition

Working Capital

	December 31,	April 30,	Change
	2016	2016	Amount	%
Total current assets	$-	$-	$-	-
Total current liabilities	$464,498	$435,725	$28,773	7%
Working capital deficit	$(464,498)	$(435,725)	$28,773	7%

Our working capital deficiency increased by $28,773 during the transition period ended December 31, 2016, primarily due to an increase in our current liabilities.  Current liabilities increased primarily from $23,281 increase in accounts payable, $10,400 increase from accrued interest on notes payable and $9,092 increase from promissory notes.

Cash Flows

	Ended December 31,	Year Ended April 30,	Change
	2016	2016	Amount	%
Net cash used in operating activities	$(19,137)	$(47,075)	$27,938	(59%)
Net cash provided by financing activities	$19,137	$46,975	$(27,838)	(59%)
Increase (Decrease) in cash	$-	$(100)	$100	(100%)

Operating Activities

Net cash used in operating activities was $19,137 for the transition period ended December 31, 2016 compared with net cash used in operating activities of $47,075 for the year ended April 30, 2016, a decrease of $27,938, or 59%. The decrease was primarily due to $120k decrease in general and administrative expenses and due to an $89k decrease in payroll expense during the transition period ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $19,137 for the transition period ended December 31, 2016 compared to $46,975 for the year ended April 30, 2016, a decrease of $27,838, or 81%, from the proceeds from promissory notes.

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

Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

West Coast Ventures Group Corp

We have audited the accompanying balance sheets of West Coast Ventures Group Corp. as of December 31, 2016 and April 30, 2016 and the related statement of operations, stockholder's deficit and cash flows for the eight month period ended December 31, 2016 and year ended April 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Ventures Group Corp. as of December 31, 2016 and April 30, 2016 and the results of its operations and its cash flows for the eight month period ended December 31, 2016 and year ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Ankit Consulting Services, Inc.

Certified Public Accountants

Rancho Santa Margarita

July 3, 2017

West Coast Ventures Group Corp.

Consolidated Balance Sheets

	December 31,	April 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Intangible assets, net	4,306	6,459

TOTAL ASSETS	$4,306	$6,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$43,714	$30,478
Accrued payroll	111,814	125,814
Accrued interest	25,122	14,722
Promissory notes	33,848	14,711
Note payable	250,000	250,000
Total Current Liabilities	464,498	435,725

Convertible note, net of unamortized discounts of $27,743 and $44,818	23,478	6,403
Total Liabilities	487,976	442,128

Commitments and Contingencies (Note 9)

Stockholders' Deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value. Authorized 250,000,000 shares, 15,088,544 shares and 88,426 shares issued and outstanding as of December 31 and April 30, 2016, respectively	15,088	88
Additional paid in capital	474,332	181,654
Accumulated deficit	(973,090)	(617,411)
Total Stockholders' Deficit	(483,670)	(435,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,306	$6,459

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

Consolidated Statements of Operations

	Transition Period
	May 1, 2016 to	Year Ended
	December 31,	April 30,
	2016	2016
Revenues, net	$-	$-

Operating Expenses
Depreciation and amortization	2,153	83,333
General and administrative expenses	15,535	135,855
Professional fees	27,839	29,130
Stock based compensation	282,678	-
Total Operating Expenses	328,205	248,318

Loss from operations	(328,205)	(248,318)

Other Expense
Interest expense	(27,474)	(21,010)
Impairment	-	(160,208)

Loss Before Provision for Income Taxes	(355,679)	(429,536)

Provision for Income Taxes	-	-

Net Loss	$(355,679)	$(429,536)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(4.86)

Weighted average number of Common Shares Outstanding: Basic and Diluted	11,843,646	88,426

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance - April 30, 2015	88,426	$88	$130,433	$(187,875)	$(57,354)

Discount of note payable	-	-	51,221	-	51,221
Net Loss for the year	-	-	-	(429,536)	(429,536)
Balance - April 30, 2016	88,426	$88	$181,654	$(617,411)	$(435,669)

Stock issued to director and officer for services	15,000,000	15,000	292,678	-	307,678
Adjustment on reverse stock split	118	-	-	-	-
Net loss for the transition period	-	-	-	(355,679)	(355,679)
Balance - December 31, 2016	15,088,544	$15,088	$474,332	$(973,090)	$(483,670)

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

Consolidated Statements of Cash Flows

	Transition Period	Year
	May 1, 2016 to	Ended
	December 31,	April 30,
	2016	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(355,679)	$(429,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,153	83,333
Amortization of debt discount	17,075	6,403
Stock based compensation	282,678	-
Impairment of intangible assets	-	160,208
Changes in current assets and liabilities:
Prepaid expenses	-	4,375
Accounts payable	13,236	22,401
Accrued expenses	-	(8,500)
Accrued payroll	11,000	99,814
Related Party	-	(179)
Accrued interest	10,400	14,606
Net Cash used in Operating Activities	(19,137)	(47,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	19,137	46,975
Net cash provided by Financing Activities	19,137	46,975

Net decrease in cash and cash equivalents	-	(100)
Cash and cash equivalents at beginning of period	-	100
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for accrued payroll	$25,000	$51,221
Discount of note payable	$-	$51,221

The accompanying notes are an integral part of these consolidated financial statements.

West Coast Ventures Group Corp.

Notes to the Consolidated Financial Statements

December 31, 2016 and April 30, 2016

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

On December 31, 2016, our board of directors approved a change in our company's fiscal year end, moving from April 30 to December 31 of each year. This Form 10-K is a transition report and includes financial information from May 1, 2016 to December 31, 2016 (the "Transition Period 2016").

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

Fiscal Year End

The Company has elected December 31 as its fiscal year end.

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

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is not presented separately since the effect of dilutive securities is anti-dilutive. There were no common stock equivalents as of December 31, 2016 and April 30, 2016.

	Transition Period
	May 1, 2016 to	Year Ended
	December 31,	April 30,
	2016	2016
Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(4.86)

Weighted average number of Common Shares Outstanding: Basic and Diluted	11,843,646	88,426

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include prepaid expense, accounts payable and accrued expenses.

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

We completed an evaluation of intangibles at December 31, 2016 and April 30, 2016 and recognized an impairment loss of $160,208 during the year ended April 30, 2016.  No impairment loss was recognized for the eight months ended December 31, 2016.

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

Recent Accounting Pronouncements

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial position or disclosures.

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

There were no other new accounting pronouncements during the eight months ended December 31, 2016 that we believe would have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2016, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans from management and stockholders to meet its minimal operating expenses and raising equity funding, and/or merging with another company. As shown in Note 11 – Subsequent Events, the Company plans a merger pursuant to certain closing conditions, with Nixon Restaurant Group, Inc. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – INTANGIBLES

Intangibles consisted of:

	December 31,	April 30,
	2016	2016
Viralpwnage.com	$ 89,792	$ 89,792
Less accumulated amortization	85,486	83,333
Intangibles, net	$ 4,306	$ 6,459

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expenses were $2,153 and $83,333 for the eight months ended December 31, 2016 and year ended April 30, 2016, respectively. We determined the implied fair value of intangibles was substantially below the carrying value being reported. Accordingly, we recognized an impairment loss of $160,208, for the year ended April 30, 2016.  No impairment of intangibles was recognized for the eight months ended December 31, 2016.

NOTE 5 – NOTES PAYABLE

Promissory Notes

During the eight months ended December 31, 2016, unrelated parties advanced funds in the amount of $19,137 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.  During the year ended April 30, 2016, the Company acknowledged and agreed to issue the convertible note of $51,221 for payment of principal on the Promissory note of $51,221 (note 6).

As of December 31, 2016 and April 30, 2016, the promissory notes totaled $33,848 and $14,711, respectively.

During the transition period ended December 31, 2016 and year ended April 30, 2016, the interest expense was $633 and $1,567, respectively. As of December 31, 2016 and April 30, 2016, accrued interest was $2,316 and $1,683, respectively.

Note Payable

The Company had the following note payable outstanding as of December 31, 2016 and April 30, 2016:

	December 31,	April 30,
	2016	2016
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years	$250,000	$250,000
Total note payable	250,000	250,000
Less current portion of note payable	250,000	250,000
Long-term portion of note payable	$-	$-

On April 30, 2017, the Warwick Overseas, LLC, agreed to extend the note for an additional one year term to April 30, 2018.

During the transition period ended December 31, 2016 and year ended April 30, 2016, interest expense was $8,391 and $12,534, respectively. As of December 31, 2016 and April 30, 2016, accrued interest is $20,925 and $12,534, respectively.

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

During the year ended April 30, 2016, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221.

	December 31,	April 30,
	2016	2016
Convertible Notes	$51,221	$51,221
Less unamortized notes discount	(27,743)	(44,818)
	23,478	6,403
Less current portion of convertible notes	-	-
Long-term convertible notes payable	$23,478	$6,403

During the transition period ended December 31, 2016 and year ended April 30, 2016, the amortization on the convertible note discount recorded as interest expense is $17,074 and $6,403, respectively.

During the eight months ended December 31, 2016 and year ended April 30, 2016, the interest expense accrued on the convertible notes is $1,375 and $505, respectively. As of December 31, 2016 and April 30, 2016, the convertible notes had accrued interest of $1,880 and $505, respectively.

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

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001.  The Company has not issued any shares of Class A Convertible Preferred Stock as of December 31, 2016.

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

On February 4, 2016, the Company issued 118 shares of common stock,  for adjustment due to the stock split.

As at December 31 2016 and April 30, 2016, there are 15,088,544 and 88,426 shares of common stock issued and outstanding.

NOTE 8 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2016, the Company has incurred net losses of approximately $973,090, resulting in a net operating loss (“NOL”) for income tax purposes. NOLs begin expiring in 2032.  The loss results in a deferred tax asset of approximately $341,000 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	December 31,	April 30,
	2016	2016
Deferred tax asset, generated from net operating loss at statutory rates	$124,500	$150,300
Valuation allowance	(124,500)	(150,300)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective income tax rate	0.0%

The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the company pursuant to Internal Revenue Code Section 382.  The Company has no uncertain tax positions as of December 31, 2016.

Tax returns for the years ended April 30, 2011 through April 30, 2016 and eight month transition period ended December 31, 2016 remain open to examination.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At December 31, 2016, the Company does not have any capital leases.

On January 3, 2016, the Company leased office space at $199 per month with no specified term. The lease is cancelable at any time by either party with 30 days’ notice.

NOTE 10 - RELATED PARTY TRANSACTIONS

As of December 31 and April 30, 2016, the Company accrued salaries to officers and directors of $111,814 and $125,814, respectively.

NOTE 11 - SUBSEQUENT EVENTS

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this transition report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the Transition Period 2016 and the fiscal year ended April 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the Transition Period 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the Transition Period 2016 (T2016) and the years ended April 30, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the Transition Period 2016 and the years ended April 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Miroslaw Gorny(1) President, CEO, CFO, Secretary and Director	T2016 2016 2015	Nil Nil N/A	Nil Nil N/A	153,839 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	153,839 Nil N/A
Randy Hatch(2) (former President, CEO, CFO and Secretary)	T2016 2016 2015	10,000 15,000 N/A	Nil Nil N/A	128,839 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	138,839 15,000 N/A
Robert Thompson(3) (former President, CEO, CFO and Secretary)	T2016 2016 2015	N/A 65,000 25,000	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A 65,000 25,000
Tony De Lisio(4) (former Chief Technology Officer)	T2016 2016 2015	N/A N/A 6,000	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A 6,000

(1)

Miroslaw Gorny was appointed a director on April 30, 2015 and as Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer on January 7, 2017.

(2)

Randy Hatch was appointed a director and as Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer on January 31, 2016 on and resigned all positions on January 7, 2017.  The amounts reflected as salary for Mr. Hatch for the 2016 and T2016 periods were accrued and paid in shares of common stock of the Company.

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

Grants of Plan-Based Awards

During the Transition Period 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During Transition Period 2016 there were no options exercised by our named officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 7, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Miroslaw Gorny 333 City Blvd. West, 17th Floor Orange, CA 92868	-0-	-0-
Directors and Executive Office as a Group	-0-	-0-
James M. Nixon 15400 West 64th Avenue Unit E 1A Arvada, CO 80007	15,000,000 Common Shares Direct	99.4%
5% or greater holders as a group	15,000,000 Common Shares	99.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 7, 2017. As of June 7, 2017 there were 15,088,544 shares of our company’s common stock issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the Transition Period 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed Transition Period 2016 and the fiscal years ended April 30, 2016 and April 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Transition Period Ended	Year Ended
	December 31, 2016	April 30, 2016	April 30, 2015
Audit Fees	$10,000	$10,000	$9,937
Audit Related Fees	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil
Total	$10,000	$10,000	$9,937

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

West Coast Ventures Group Corp.
(Registrant)
Dated: July 3, 2017	/s/ Miroslaw Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 3, 2017	/s/ Miroslow Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)