Form 10-Q
period 2017-03-31
WEST COAST VENTURES GROUP CORP.
filed 2017-07-25
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
333 City Blvd. West, 17th Floor, Orange, CA				92868
(Address of principal executive offices)				(Zip Code)
(714) 656-0096
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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
15,088,544 common shares issued and outstanding as of July 21, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements	7

West Coast Ventures Group Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$353	$-
Total Current Assets	353	-

Intangible assets, net	3,498	4,306

TOTAL ASSETS	$3,851	$4,306

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$32,532	$43,714
Accrued payroll	111,814	111,814
Accrued interest	29,595	25,122
Promissory notes	53,372	33,848
Note payable	250,000	250,000
Total Current Liabilities	477,313	464,498

Convertible note, net of unamortized discounts of $21,340 and $27,743	29,881	23,478
Total Liabilities	507,194	487,976

Stockholders' Deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares, no shares issued and outstanding.	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 15,088,544 shares issued and outstanding	15,088	15,088
Additional paid in capital	474,332	474,332
Accumulated deficit	(992,763)	(973,090)
Total Stockholders' Deficit	(503,343)	(483,670)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,851	$4,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$-	$-

Operating Expenses
Depreciation and amortization	808	20,833
General and administrative expenses	1,368	37,728
Professional fees	6,621	13,586
Total Operating Expenses	8,797	72,147

Operating loss	(8,797)	(72,147)

Other Expense
Interest expense	(10,877)	(8,031)

Loss Before Provision for Income Taxes	(19,674)	(80,178)

Provision for Income Taxes	-	-

Net Loss	$(19,674)	$(80,178)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.91)

Weighted average number of Common Shares Outstanding: Basic and Diluted	15,088,544	88,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,674)	$(80,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	808	20,833
Amortization of debt discount	6,403	4,269
Changes in current assets and liabilities:
Accounts payable	(11,182)	11,153
Accrued payroll	-	35,000
Accrued interest	4,474	3,762
Net Cash used in Operating Activities	(19,171)	(5,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	19,524	5,161
Net cash provided by Financing Activities	19,524	5,161

Net increase in cash and cash equivalents	353	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$353	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Promissory note exchanged for a convertible note payable	$-	$51,221
Debt discount on convertible note payable for imputed interest	$-	$51,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

West Coast Ventures Group Corp.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

West Coast Ventures Group Corp. (“our”, “us”, “we” or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. The Company has focused on investing in and acquiring technology companies within the United States and abroad, as well as, discovering existing synergies that offer the opportunity to expand the company’s footprint in order to create revenues and profits.  Through its wholly-owned subsidiary, GameRevz, Inc. ("GameRevz") the company has focused on the US based, online video gaming and entertainment industry.

On February 4, 2016, Energizer Tennis, Corp. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, West Coast Ventures Group Corp. The effect of such merger is that the Company was the surviving entity and changed its name to “West Coast Ventures Group Corp.”

On December 30, 2016, our board of directors approved a change in our company's fiscal year end, moving from April 30 to December 31 of each year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim consolidated financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Transition Report on Form 10-KT, for the transition period ended December 31, 2016, as filed with the SEC on July 5, 2017.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2017, the Company does not have products available for sale or have established an ongoing source of revenue.  As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLES

As of March 31, 2017 and December 31, 2016, intangibles consisted of:

	March 31,	December 31,
	2017	2016
Viralpwnage.com	$89,792	$89,792
Less accumulated amortization	86,294	85,486
Intangibles, net	$3,498	$4,306

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expenses were $808 and $20,833 for the three months ended March 31, 2017 and 2016, respectively. No impairment of intangibles was recognized for the three months ended March 31, 2017.

NOTE 5 – NOTES PAYABLE

Promissory Notes

During the three months ended March 31, 2017, unrelated parties advanced funds in the amount of $19,524 to fund operations and provide working capital. Unpaid balances are due on demand and accrue an annual interest rate of 5%.

As of March 31, 2017 and December 31, 2016, the promissory notes totaled $53,372 and $33,848, respectively.

During the three months ended March 31, 2017 and 2016, the interest expense was $886 and $215, respectively. As of March 31, 2017 and December 31, 2016, accrued interest was $3,202 and $2,316, respectively.

Note Payable

The Company had the following note payable outstanding as of March 31, 2017 and December 31, 2016:

		March 31,		December 31,
		2017		2016
Note dated April 30, 2015, to Warwick Overseas, LLC, interest at 5%, due in two installments of $125,000 at the end of each year, term of two years		250,000		250,000

	$		$
Total note payable		250,000		250,000
Less current portion of note payable		250,000		250,000
Long-term portion of note payable		$-		$-

On April 30, 2017, the Warwick Overseas, LLC, agreed to extend the note for an additional one year term to April 30, 2018.

During the three months ended March 31, 2017 and 2016, interest expense was $3,082 and $3,116, respectively. As of March 31, 2017 and December 31, 2016, accrued interest is $24,007 and $20,925 respectively.

NOTE 6 – CONVERTIBLE NOTE

On January 31, 2016, the Company issued convertible notes of $51,221 for the payment of promissory notes of $51,211. Unpaid balances are due on January 31, 2018 and accrue an annual interest at the rate of 4%.  The Holders have the right, at any time to convert any part of outstanding Principal balance of this note into shares of the Company’s common stock at a conversion rate of $0.01 per share.

	March 31,	December 31,
	2017	2016
Convertible Notes	$51,221	$51,221
Less unamortized note discount	(21,340)	(27,743)
	29,881	23,478
Less current portion of convertible note	-	-
Long-term convertible note payable	$29,881	$23,478

On issuance of the note, the Company recorded as discount on the convertible note due to a beneficial conversion feature of $51,221. During the three months ended March 31, 2017 and 2016, the amortization on the convertible note discount recorded as interest expense is $6,403 and $4,289, respectively.

During the three months ended March 31, 2017 and 2016, the interest expense accrued on the convertible notes is $506 and $431, respectively. As of March 31, 2017 and December 31, 2016, the convertible notes had accrued interest of $2,386 and $1,880, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company accrued salaries to officers and directors of $111,814.

NOTE 8 – SUBSEQUENT EVENTS

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

On December 31, 2016, our board of directors approved a change of our fiscal year end from April 30 to December 31.

We have not generated revenues and have limited cash on hand.  We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016.

	Three months	Three months
	ended	ended	Change
	March 31, 2017	March 31, 2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	8,797	72,147	(63,350)	(88%)
Other expense	10,877	8,031	2,846	35%
Net loss	$(19,674)	$(80,178)	$60,504	(75%)

Our operating expenses, for the three months ended March 31, 2017 were $8,797 compared to $72,147 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decrease in depreciation and amortization and salary expenses.

We incurred a net loss of $19,674 and $80,178 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

	March 31,	December 31,	Change
	2017	2016	Amount	%
Total current assets	$353	$-	$353	-
Total current liabilities	$477,313	$464,498	$12,815	3%
Working capital deficit	$(476,960)	$(464,498)	$(12,462)	3%

Cash Flows

	Three months	Three months
	ended	ended	Change
	March 31, 2017	March 31, 2016	Amount	%
Net cash used in operating activities	$(19,171)	$(5,161)	$(14,010)	271%
Net cash provided by financing activities	$19,524	$5,161	$14,363	278%
Increase in cash	$353	$-	$353	-

As at March 31, 2017 our company’s cash balance was $353 and total assets were $3,851. As at December 31, 2016, our company’s cash balance was $0 and total assets were $4,306.

As at March 31, 2017, our company had total liabilities of $507,194, compared with total liabilities of $487,976 as at December 31, 2016.

As at March 31, 2017, our company had working capital deficiency of $476,960 compared with working capital deficiency of $464,498 as at December 31, 2016. The increase in working capital deficiency was primarily attributed to an increase in promissory notes and accrued interest, and partially offset by a decrease in accounts payable.

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our company used $19,171 in cash from operating activities, compared to $5,161 cash used in operating activities during the three months ended March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017 was attributed to a net loss of $19,674 and reduced by $7,211 for non-cash expenses and increased by $6,708 for net changes in non-cash operating assets and liabilities.

Cash Flow from Financing Activities

During the three months ended March 31, 2017 our company received $19,524 from financing activities compared to $5,161 received from financing activities during the three months ended March 31, 2016. The cash flow for financing activities for the three months ended March 31, 2017 and 2016, was a result of an increase in promissory notes for the payment of operating expenses.

Going Concern

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception.  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
*Filed herewith. **Furnished herewith .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: July 25, 2017	/s/ Miroslaw Gorny
Miroslaw Gorny
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)