Form 10-Q
period 2017-06-30
WEST COAST VENTURES GROUP CORP.
filed 2017-10-06
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15400 W 64th Ave, Unit E1A, Arvada, Colorado				80007
(Address of principal executive offices)				(Zip Code)
(303) 423-1300
(Registrant’s telephone number, including area code)
333 City Blvd. West, 17th Floor, Orange, California 92868
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
30,506,544 common shares issued and outstanding as of October 1, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statements of Cash Flows

F-4

Notes to Condensed Consolidated Financial Statements

F-5

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 3,702	$ 76,487
Inventory	16,632	15,541
Prepaid expenses	26,513	26,063
Total current assets	46,847	118,091

FIXED ASSETS
Equipment	235,738	235,738
Leasehold improvements	172,588	158,787
Total fixed assets	408,326	394,525
Less: accumulated depreciation	(141,015)	(112,272)
Net total fixed assets	267,311	282,253

OTHER ASSETS
Deposits and other assets	21,627	16,747
Intangible assets, net	131,131	128,870
Total other assets	152,758	145,617

Total Assets	$ 466,916	$ 545,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 128,217	$ 25,096
Accrued expenses	475,404	260,707
Deferred rent	49,179	46,823
Stockholder loan	131,624	76,535
Notes payable to third parties	1,005,762	770,280
Total current liabilities	1,790,186	1,179,441

Total Liabilities	1,790,186	1,179,441

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 0 Series A issued and outstanding	500	-
Common stock, $0.001 par value, authorized 250,000,000 shares; 27,506,544 and 15,088,544 issued and outstanding, respectively	27,506	15,088
Additional paid-in capital	129,035	619,362
Accumulated deficit	(1,480,311)	(1,267,930)
Total stockholders’ deficit	(1,323,270)	(633,480)

Total Liabilities and Stockholders’ Deficit	$ 466,916	$ 545,961

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
REVENUES
Restaurant revenue, net of discounts	$ 736,047	$ 632,952	$ 1,366,879	$ 1,147,253

COST AND EXPENSES
Restaurant operating costs:
Cost of sale - food and beverage	308,012	187,032	495,180	349,115
Wages and payroll taxes	203,322	164,385	381,039	304,373
Occupancy	142,978	108,983	259,541	207,983
Other restaurant costs	61,596	98,193	111,855	140,342
Depreciation and amortization	14,210	4,764	29,173	13,655
General and administrative expenses	120,886	117,903	228,671	196,391

Total costs and expenses	851,004	681,260	1,505,459	1,211,859

Loss from operations	(114,957)	(48,308)	(138,580)	(64,606)

Other (income) and expense
Pre-opening expenses	-	13,660	-	19,712
Interest expense	9,011	26,462	73,801	60,883

Total other expenses	9,011	40,122	73,801	80,595

Loss before income taxes	(123,968)	(88,430)	(212,381)	(145,201)

Provision for income taxes	-	-	-	-

Net loss	$ (123,968)	$ (88,430)	$ (212,381)	$ (145,201)

Basic and diluted net loss per share	$ (0.01)	$ (0.07)	$ (0.02)	$ (0.21)

Weighted average shares outstanding	15,148,082	1,301,811	15,118,478	695,118

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (212,381)	$ (145,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of share based compensation for services	-	18,498
Depreciation and amortization	29,173	13,655
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(1,091)	1,114
(Increase) decrease in prepaid expenses	(450)	33,089
Increase in deposits and other assets	(4,880)	(7,069)
Increase (decrease) in accounts payable	61,425	(67,811)
Increase (decrease) in accrued expenses	49,090	(6,804)
Increase in deferred rent	2,356	15,123

Net cash used in operating activities	(76,758)	(145,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,801)	(54,844)
Purchase of intangible assets	-	(4,300)

Net cash used in investing activities	(13,801)	(59,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	50,000	142,000
Proceeds from issuance of convertible notes payable for cash	30,000	-
Proceeds from stockholder loan payable	55,089	-
Payments on stockholder loan payable	-	(18,825)
Proceeds from third party notes payable	46,082	249,640
Payments on third party notes payable	(163,397)	(132,966)

Net cash provided by financing activities	17,774	239,849

Net (decrease) increase in cash	(72,785)	35,299

CASH, beginning of period	76,487	16,436

CASH, end of period	$ 3,702	$ 51,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 31,058	$ 62,531
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for settlement of notes payable	$ -	$ 27,500
Issuance of common and preferred shares for reverse acquisition	$ (43,740)	$ -
Issuance of note payable for Capitol Hill assets	$ -	$ 40,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

West Coast Ventures Group Corp. (“our”, “us”, “we” ,“WCVC”or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC completed an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

The Company operates 5 restaurants in the Denver, Colorado metro area. El Senor Sol - Evergreen is a Mexican restaurant which has been in operation for in excess of 5 (five) full years. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in late January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in late June 2016.

The Company plans to continue opening Illegal Burger restaurants, a high end quick casual restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time, once it has opened all the locations in the metro Denver area that it plans to have.

The accompanying consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC and Illegal Burger Capital Hill, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly-owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC and Illegal Burger Capital Hill, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated. In consolidation

The accompanying audited consolidated annual and unaudited consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of share-based compensation.

c) Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

d) Pre-opening Expenses

The Company accumulates the non-capitalizable expenses, such as rent, staffing and training, prior to opening a new location and reports them on a separate line item in the Consolidated Statement of Operations such that these costs do not skew results from ongoing restaurant operations. In the month in which a new location opens, all ongoing expenses are then included with ongoing restaurant operations.

e) Rent

The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs.

f) Net Income (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the periods ended June 30, 2017 or December 31, 2016.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

g) Income Taxes

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The tax years 2016, 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

h) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents.

i) Financial Instruments and Fair Value Measurements

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 “Fair Value Measurement” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

i) Financial Instruments and Fair Value Measurements, continued

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

j) Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

k) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount

l) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on its balance sheet.

m) Revenue Recognition

Revenues consist of sales from restaurant operations and other miscellaneous revenue. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

n) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $0.2 million for the six months ended June 30, 2017 and have an accumulated deficit of approximately $1.5 million and a negative working capital of approximately $1.7 million at June 30, 2017, inclusive of indebtedness which is in default. These conditions raise substantial doubt about our ability to continue as a going concern.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS, continued

Failure to successfully continue to grow restaurant operation revenues could harm our profitability and materially adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing and opening restaurant operations.

We are continuing our plan to further grow and expand restaurant operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2016 and 2015 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2017	December 31, 2016
Beginning balance	$ 394,525	$ 330,168
Additions: Equipment	-	86,828
Additions: Leasehold improvements	13,801	29,570
Landlord reimbursement	-	(52,050)
Depreciation	(141,015)	(112,272)
Ending Balance	$ 267,311	$ 282,253

Depreciation expense was $28,743 and $13,326 for the six months ended June 30, 2017 and 2016, respectively.

(5) INTANGIBLE ASSETS

In March 2015, as part of the acquisition of the Writer Square location, the Company acquired $125,000 of intangible value related to the location in downtown Denver in the specific open pedestrian mall.

In March 2016, as part of the acquisition of the Capital Hill location, the Company purchased the existing liquor license for $4,300 in cash. The Company is amortizing this value over the remaining term of the lease.

Amortization expense was $2,046 and $0 for the six months ended June 30, 2017 and 2016, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(6) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016, the Company opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC with the three separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017, the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00%, which was 5.5% at December 31, 2016, and matured in March 2021. No amounts were outstanding at June 30,. At December 31, 2016, the balances were $20,000 for each line of credit.

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014), Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $131,624 and $76,535 at June 30, 2017 and December 31, 2016, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits to a personal line of credit collateralized as an equity line on his personal residence.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2017 and 2016, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provides for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2017 and 2016 totaled $46,082, and $131,490, respectively. At June 30, 2017 and December 31, 2016, the total payable balances inclusive of interest under the factoring agreements were $111,420 and $116,657, respectively.

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $376.64 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $60,716 and $84,239 at June 30, 2017 and December 31, 2016, respectively.

c) Convertible One Year Notes

During 2015, the Company issued Convertible Promissory Notes to twelve individuals in exchange for $208,000 in cash. These notes all matured in one year from issuance and carried a 10% interest rate. All of the note holders agreed to convert their notes into shares of common stock at a conversion price of $0.10 per share.

In 2017, the Company issued two Convertible Promissory Notes to one entity in exchange for $30,000 in cash. These notes all mature in one year from issuance and carried a 10% interest rate.

d) Convertible Two Year Notes

In January 2016, the Company issued a convertible note in the amount of $51,221. At issuance of the note, the Company recorded a beneficial conversion feature discount of $51,221. This note is due in January 2018 and carries a 4% interest rate. At June 30, 2017, the unamortized discount is $14,937.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

d) Third Party Note Payable

In March 2015, the Company entered into an agreement with a third party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement a first draw was entered into in the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six week period amounted to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

In May 2015, when it was determined that this repayment structure was not practical for a restaurant operation, the lender agreed to restructure the Revolving Note into a Replacement Promissory Note. This Replacement Promissory Note carries interest at a stated rate of 18% with a maturity of June 1, 2016. The lender charged the Company a $25,000 penalty to convert the Revolving Note into a Replacement Promissory Note.

The Replacement Promissory Note called for interest only payments in June, July and August 2015. Starting in September 2015, the terms called for the payment of interest, principal starting at $33,649, increasing monthly to $38,474 in June 2016, as the interest on the then outstanding balance fell. In addition the Note called for the payment of a $10,600 Redemption Premium as part of the total monthly payment of $49,651.

As a direct result of delays in opening the new Writer Square location, the lender agreed to interest only payments via ACH draft every Monday.  In June 2015, the Company paid $1,080 per week, which was increased to $1,200 per week for July 1 through October 15, 2015. It was then increased to $1,500 per week from October 16, 2015 through the third week of March 2016, when it was increased to $2,000 per week.

The Company is in a technical default on this Replacement Promissory Note. At June 30, 2017, December 31, 2016 and December 31, 2015, the principal balance of the loan is $322,220, $332,220 and $358,574. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

Certain third parties have advanced funds to WCVC to fund its ongoing operations. These advances have been formalized into demand notes payable which, at June 30, 2017, amount to $53,372 and carry a 5% interest rate.

WCVC has a $250,000 note payable which is due in April 2018 and carries a 5% interest rate.

e) Capital Hill Purchase Notes Payable

In March 2016, as part of the closing on the Capital Hill location, the seller took back two promissory notes. One of these notes was for $25,000 and carried interest at a rate of 6% with a six month term with equal monthly payments. The balance of this note was $6,344 at December 31, 2016 and $0 at June 30, 2017. The second note was for $15,000 and carried no stated interest and was due in a single lump sum payment in May 2016. The second note was paid in full during 2016.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(9) STOCKHOLDERS’ DEFICIT

At June 30, 2017 and December 31, 2016, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 20,506,544 and 15,088,544 issued and outstanding, respectively. At June 30, 2017 and December 31, 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 and zero issued and outstanding, respectively.

During 2017, the Company issued 112,000 shares in exchange for $50,000 in cash. During 2017, the Company issued 500,000 shares of preferred stock and 5,418,000 shares of common stock in connection with the reverse acquisition of Nixon Restaurant Group, Inc.

The rights and privileges of the Series A preferred stock are solely as a “super voting” stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold an aggregate votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the holders’ option.

(10) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 5 (five) restaurant spaces from unrelated parties. Rent expense paid was $218,120 and $179,573 for the six months ended June 30, 2017 and 2016.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	Total
2017 – six months	$9,360	$5,600	$35,576	$48,600	$32,113	$131,249
2018	$ -	$ -	$72,616	$98,107	$65,511	$236,234
2019	$ -	$ -	$74,795	$102,643	$67,477	$244,915
2020	$ -	$ -	$77,038	$102,643	$69,501	$249,182
2021	$ -	$ -	$25,931	$102,643	$23,394	$151,968
Thereafter	$ -	$ -	$ -	$424,259	$ -	$424,259
Total minimum lease payments	$9,360	$5,600	$285,956	$878,895	$257,996	$1,437,807

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(11) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at June 30, 2017 and December 31, 2016.

(12) SUBSEQUENT EVENTS

a) Future Receivables Sale Agreements

In August 2017, the Company entered into three new agreements for the sale of future receivables. One, in the total amount of $50,000, paid off the balance of an existing agreement with a different creditor in the amount of $14,294, netting the Company $35,076, and has a daily payment of $383. The Company received $25,000 under the second agreement, and has a daily payment of $399. The Company received $45,000 under the second agreement, and has a daily payment of $450.

b) Real Property Leases

The Company’s leases for El Senor Sol – Evergreen and Illegal Burger – Evergreen locations expired on August 31, 2017. The Company is currently negotiating the lease terms for these locations.

c) Stockholder’s Equity

In August 2017 we issued 3,000,000 shares of common stock in settlement of $30,000 convertible debt

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only forecasts and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "West Coast Ventures" mean West Coast Ventures Group Corp. and our wholly-owned subsidiaries , Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC and  Illegal Burger Capital Hill, LLC., unless otherwise indicated.

General Overview

Our company was incorporated on June 16, 2011 in the State of Nevada under the name "Energizer Tennis Inc.". On October 4, 2017, effective for accounting purposes on January 1, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015 NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

The Company operates 5 restaurants in the Denver, Colorado metro area. El Senor Sol - Evergreen is a Mexican restaurant which has been in operation for in excess of 5 (five) full years. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in late January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in late June 2016.

The Company plans to continue opening Illegal Burger restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time, once it has opened all the locations in the metro Denver area that it plans to have.

Each of our Illegal Burger restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone free beef, french fries, cheesy taters and adult and virgin milk shakes including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar. Our El Senor Sol restaurant offers Mexican food and a full bar including tequila menu.

On December 31, 2016, our board of directors approved a change of our fiscal year end from April 30 to December 31.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

For the three months ended June 30, 2017, revenue was approximately $736,000 compared to approximately $633,000 for the three months ended June 30, 2016. The year over year increase of approximately 16.3% was mainly attributable to the Writer Square and Capital Hill locations having been open for the entire three months in 2017.

Cost of Sales

Ongoing restaurant cost of sales increased from approximately $563,300 to approximately $730,100, or 30%. This increase was primarily due to a corresponding increase in sales for the six months.

Gross Profit

Our ongoing restaurant operations gross profit was approximately $69,600 and approximately $5,900 for the three months ended June 30, 2016 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were approximately $117,900 compared to approximately $120,900 for the same period 2017. The 2.5% increase was the result of several areas of expenses having minor increases.

Net Loss

Net loss for the three months ended June 30, 2016 was approximately ($88,400) compared to a net loss of approximately ($124,000) for the same period ended June 30, 2017. This 40.3% increase in the loss was almost entirely due to the increased Cost of Sales.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

For the six months ended June 30, 2017, revenue was approximately $1,366,900 compared to approximately $1,147,300 for the six months ended June 30, 2016. The year over year increase of approximately 19.1% was mainly attributable to the Writer Square and Capital Hill locations having been open for the entire six months in 2017.

Cost of Sales

Ongoing restaurant cost of sales increased from approximately $1,015,500 to approximately $1,276,800, or 25.7%. This increase was primarily due to a corresponding increase in sales for the six months. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 88.5% and 93.4% for the six months ended June 30, 2016 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was approximately $131,800 and approximately $90,100 for the six months ended June 30, 2016 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 11.5% and 6.6% for the six months ended June 30, 2016 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were approximately $228,700 compared to approximately $196,400 for the same period 2016. The 16.4% increase was the result of several areas of expenses having significant increases.

Net Loss

Net loss for the six months ended June 30, 2016 was approximately ($145,200) compared to a net loss of approximately ($212,400) for the same period ended June 30, 2017. This 46.3% increase in the loss was almost entirely due to the increased General and Administrative Expenses.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased approximately $72,800 from approximately $76,500 at December 31, 2016 to approximately $3,300 at June 30, 2017. This decrease principally was a result of an approximately $76,800 increase in funds used in operations and an approximately $13,800 decrease of funds used for investing activities.

Financing Activities

During the six month period ended June 30, 2017, the Company received proceeds of third party debt of approximately $76,100, approximately $55,100 from a stockholder loan and $50,000 for the sale of common stock and repaid approximately $183,800 of third party debt. During 2016, NRG received proceeds of third party debt of approximately $178,900, $0 from a stockholder loan and $142,000 for the sale of common stock and repaid approximately $78,300 of third party debt and approximately $18,800 to the stockholder.

Going Concern

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016 contains a going concern qualification as we have suffered net losses since our inception.  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: October 6, 2017	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)