Form 10-Q
period 2017-09-30
WEST COAST VENTURES GROUP CORP.
filed 2017-11-20
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15400 W 64th Ave, Unit E1A, Arvada, Colorado				80007
(Address of principal executive offices)				(Zip Code)
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
30,506,544 common shares issued and outstanding as of November 17, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statements of Cash Flows

F-4

Notes to Condensed Consolidated Financial Statements

F-5

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 38,327	$ 76,487
Stock subscription receivable	3,733	-
Inventory	16,036	15,541
Prepaid expenses	25,314	26,063

Total current assets	83,410	118,091
FIXED ASSETS
Equipment	235,738	235,738
Leasehold improvements	172,588	158,787
Total fixed assets	408,326	394,525
Less: accumulated depreciation	(156,141)	(112,272)
Total fixed assets, net	252,185	282,253
OTHER ASSETS
Deposits and other assets	21,627	16,747
Intangible assets, net	128,225	128,870

Total other assets	149,852	145,617
Total Assets	$ 485,447	$ 545,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 97,028	$ 25,096
Accrued expenses	374,929	260,707
Deferred rent	49,783	46,823
Stockholder loan	141,851	76,535
Liabilities of discontinued operations	462,418	-
Notes payable to third parties	725,127	770,280
Total current liabilities	1,851,136	1,179,441
Total Liabilities	1,851,136	1,179,441
Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 0 Series A issued and outstanding	500	-
Common stock, $0.001 par value, authorized 250,000,000 shares; 30,506,544 and 15,088,544 issued and outstanding, respectively	30,506	15,088
Additional paid-in capital	681,690	619,362
Accumulated deficit	(2,078,385)	(1,267,930)
Total stockholders’ deficit	(1,365,689)	(633,480)
Total Liabilities and Stockholders’ Deficit	$ 485,447	$ 545,961

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
REVENUES
Restaurant revenue, net of discounts	$ 712,470	$ 701,682	$ 2,079,349	$ 1,848,935

COST AND EXPENSES
Restaurant operating costs:
Cost of sale - food and beverage	214,962	292,231	710,142	641,346
Wages and payroll taxes	213,780	222,079	594,819	526,452
Occupancy	131,988	135,319	391,529	324,838
Other restaurant costs	90,107	45,107	201,962	184,201
Depreciation and amortization	15,340	21,651	44,513	35,306
General and administrative expenses	126,722	87,280	355,394	283,670

Total costs and expenses	792,899	803,667	2,298,359	1,995,813

Loss from operations	(80,429)	(101,985)	(219,010)	(146,878)

Other expense
Pre-opening expenses	-	-	-	19,712
Interest expense	30,710	33,489	104,511	94,372

Total other expenses	30,710	33,489	104,511	114,084

Loss from continuing operations before income taxes taxes	(111,139)	(135,474)	(323,521)	(260,962)

Provision for income taxes	0	0	0	0

Net loss from continuing operations	(111,139)	(135,474)	(323,521)	(260,962)

Loss from discontinued operations, net of tax of $0	(486,932)	-	(486,932)	-

Net loss	$ (598,071)	$ (135,474)	$ (810,453)	$ (260,962)

Basic and diluted net loss per share - continuing operations	$ 0.00	$ (0.01)	$ (0.02)	$ (0.02)

Basic and diluted net loss per share - discontinued operations	$ (0.02)	$ 0.00	$ (0.04)	$ 0.00

Weighted average shares outstanding	28,060,892	15,088,544	19,460,178	10,767,892

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30,
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$ (323,521)	$ (260,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of share based compensation for services	-	18,498
Depreciation and amortization	44,513	35,306
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(495)	1,114
Decrease in prepaid expenses	749	33,089
(Increase) in deposits and other assets	(4,880)	(7,069)
Increase (decrease) in accounts payable	71,932	(67,811)
Increase (decrease) in accrued expenses	114,222	(6,804)
Increase in deferred rent	2,960	15,123
Net cash used in operating activities - continuing operations	(94,520)	(239,516)
Cash flows from operating activities of discontinued operations	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,801)	(54,844)
Purchase of intangible assets	-	(4,300)
Net cash used in investing activities - continuing operations	(13,801)	(59,144)
Cash flows from investing activities of discontinued operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	-	142,000
Proceeds from issuance of convertible note payable for cash	30,000	-
Proceeds from stockholder loan payable	69,049	-
Payments on stockholder loan payable	-	(18,825)
Proceeds from third party notes payable	180,488	249,640
Payments on third party notes payable	(209,376)	(132,966)
Net cash provided in financing activities - continuing operations	70,161	239,849
Cash flows from financing activities of discontinued operations	-	-

Net (decrease) in cash	(38,160)	(58,811)
CASH, beginning of period	76,487	16,436
CASH, end of period	$ 38,327	$ (42,375)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 75,029	$ 62,531
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for settlement of notes payable	$ -	$ 27,500
Issuance of note payable for Capitol Hill assets	$ -	$ 40,000
Issuance of common stock for subscription receivable	$ 3,733	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

West Coast Ventures Group Corp. (“our”, “us”, “we” ,“WCVC”or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On September 30, 2017, effective for accounting purposes on January 1, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

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

The accompanying condensed consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC and  Illegal Burger Capital Hill, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC and  Illegal Burger Capital Hill, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying condensed consolidated financial statements involved the valuation of share-based  compensation.

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

d) Pre-opening Expenses

The Company accumulates the non-capitalizable expenses, such as rent, staffing and training, prior to opening a new location and reports them on a separate line item in the Consolidated Statement of Operations such that these costs do not skew results from ongoing restaurant operations. In the month in which a new location opens all ongoing expenses are then included with ongoing restaurant operations.

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

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended September 30, 2017 and 2016.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $0.8 million for the nine months ended September 30, 2017 and have an accumulated deficit of approximately $2.1 million and a negative working capital of approximately $1.8 million at September 30, 2017, inclusive of indebtedness which is in default. These conditions raise substantial doubt about our ability to continue as a going concern.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2016 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Beginning balance	$ 394,525	$ 330,169
Additions: Equipment	-	86,836
Additions: Leasehold improvements	13,801	29,570
Landlord reimbursement	-	(52,051)
Depreciation	(156,141)	(112,272)

Ending Balance	$ 252,185	$ 282,252

Depreciation expense was $43,868 and $35,153 for the nine months ended September 30, 2017 and 2016, respectively.

(5) INTANGIBLE ASSETS

In March 2016, as part of the acquisition of the Capital Hill location, the Company purchased the existing liquor license for $4,300 in cash. The Company will amortize this value over the remaining term of the lease.

Amortization expense was $645 and $154 for the nine months ended September 30, 2017 and 2016, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(6) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016, the Company opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC, with the two separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017, the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00%, which was 5.5% at December 31, 2016, and matures in March 2021. At September 30, 2017 the balances of these lines were $0; $0 and $0, respectively. At December 31, 2016 the balances were $20,000 for each line of credit.

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $141,851 and $76,535 at September 30, 2017 and December 31, 2016, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits  to a personal line of credit collateralized as an equity line on his personal residence.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provides for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2017 and 2016 totaled $150,488 and $131,490, respectively. At September 30, 2017 and December 31, 2016, the total payable balances inclusive of interest under the factoring agreements were $206,390 and $116,657, respectively.

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $52,916 and $84,239 at September 30, 2017 and December 31, 2016, respectively.

c) Convertible One Year Notes

Between April and July 2015, the Company issued Convertible Promissory Notes to twelve individuals in exchange for $208,000 in cash. These notes all matured in one year from issuance and carried a 10% interest rate. All of the note holders agreed to convert their notes into shares of common stock at a conversion price of $0.10 per share.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible One Year Notes, continued

In 2017, the Company issued two Convertible Promissory Notes to one entity in exchange for $30,000 in cash. These notes mature in one year from issuance and carried a 10% interest rate.

d) Convertible Two Year Note

In January 2016, the Company issued a convertible note in the amount of $51,221. At issuance of the note, the Company recorded a beneficial conversion feature discount of $51,221. This note is due in January 2018 and carries a 4% interest rate. In July 2017, $30,000 of this note was converted into 3,000,000 shares of the Company’s common stock. At September 30, 2017, the unamortized discount is $5,188. This liability has been incorporated into liabilities from discontinued operations.

e) Third Party Note Payable

In March 2015, the Company entered into an agreement with a third party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement, a first draw was taken the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six week period amounted to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

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

The Replacement Promissory Note called for interest only payments in June, July and August 2015. Starting in September 2015, the terms called for the payment of interest, principal starting at $33,649 increasing monthly to $38,474 in June 2016, as the interest on the then outstanding balance fell. In addition the Note called for the payment of a $10,600 Redemption Premium as part of the total monthly payment of $49,651.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

The Company is in a technical default on this Replacement Promissory Note. At September 30, 2017 and December 31, 2016 the principal balance of the loan is $322,220 and $322,220, respectively. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

f) Third Party Note Payable, continued

Certain third parties have advanced funds to WCVC to fund its ongoing operations. These advances have been formalized into demand notes payable, which, at September 30, 2017, amounted to $54,039 and carry a 5% interest rate. WCVC has a $250,000 note payable which is due in April 2018 and carries a 5% interest rate. These liabilities have been incorporated into liabilities from discontinued operations.

g) Capital Hill Purchase Notes Payable

In March 2016, as part of the closing on the Capital Hill location, the seller took back two promissory notes. One of these notes was for $25,000 and carried interest at a rate of 6% with a six month term with equal monthly payments. The balance of this note was $6,344 at December 31, 2016 and $0 at September 30, 2017. The second note was for $15,000 and carried no stated interest and was due in a single lump sum payment in May 2016. The second note was paid in full during 2016.

(9) STOCKHOLDERS’ DEFICIT

At September 30, 2017 and December 31, 2016, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 30,506,544 and 15,088,544 issued and outstanding, respectively. At September 30, 2017 and December 31, 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 and 0 issued and outstanding, respectively.

During 2017, the Company issued 112,000 shares in exchange for $50,000 in cash. During 2017, the Company issued 500,000 shares of preferred stock and 5,418,000 shares of common stock in connection with the reverse acquisition of Nixon Restaurant Group, Inc.

The rights and privileges of the Series A preferred stock are solely as a “super voting” stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold an aggregate votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the holder’s option.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 4 (four) restaurant spaces from unrelated parties. Rent expense paid was $321,923 and $296,908 for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	Total
2017 (three months)	$ 13,412	$ 9,700	$ 17.798	$ 24.300	$ 16.057	$ 81.267
2018	$ -	$ -	$ 72,616	$ 98,107	$ 65,511	$ 236,234
2019	$ -	$ -	$ 74,795	$ 102,643	$ 67,477	$ 244,915
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 249,182
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 151,968
Thereafter	$ -	$ -	$ -	$ 424,259	$ -	$ 424,259
Total minimum lease payments	$ 13,412	$ 9,700	$ 268.178	$ 854.595	$241.939	$ 1.387.824

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arcada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(11) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at September 30, 2017 and December 31, 2016.

(12) SUBSEQUENT EVENTS

a) Real Property Leases

The Company’s leases for El Senor Sol – Evergreen and Illegal Burger – Evergreen locations expired on August 31, 2017. The Company is currently leasing on a month to month basis and is negotiating new lease terms for these locations.

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

General Overview

Our company was incorporated on September 16, 2011 in the State of Nevada under the name "Energizer Tennis Inc.". On October 4, 2017, effective for accounting purposes on January 1, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

For the three months ended September 30, 2017, revenue was approximately $712,000 compared to approximately $702,000 for the three months ended September 30, 2016. The year over year increase of approximately 1.4% was mainly attributable to the Writer Square and Capital Hill locations having been open for the entire three months in 2017.

Cost of Sales

Ongoing restaurant cost of sales decreased from approximately $716,400 to approximately $666,200, or 7%. This decrease was primarily due to better controls on the costs of operations.

Gross Profit

Our ongoing restaurant operations gross profit was approximately ($14,400) and approximately $45,800 for the three months ended September 30, 2016 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were approximately $87,300 compared to approximately $126,700 for the same period 2017. The 45% increase was the result of several areas of expenses having increases in preparation for the completion of the reverse acquisition.

Net Loss

Net loss for the three months ended September 30, 2016 was approximately ($135,500) compared to a net loss of approximately ($111,100) for the same period ended September 30, 2017. This 18% decrease in the loss was almost entirely due to the decreased Cost of Sales.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

For the nine months ended September 30, 2017, revenue was approximately $2,079,300 compared to approximately $1,848,900 for the nine months ended September 30, 2016. The year over year increase of approximately 12.5% was mainly attributable to the Writer Square and Capital Hill locations having been open for the entire nine months in 2017.

Cost of Sales

Ongoing restaurant cost of sales increased from approximately $1,712,100 to approximately $1,943,000, or 13.5%. This increase was primarily due to a corresponding increase in sales for the nine months. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 92.6% and 93.4% for the nine months ended September 30, 2016 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was approximately $136,800 and approximately $136,400 for the nine months ended September 30, 2016 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 7.4% and 6.6% for the nine months ended September 30, 2016 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $355,400 compared to approximately $283,700 for the same period 2016. The 25.3% increase was the result of several areas of expenses having significant increases in preparation for the completion of the reverse acquisition.

Net Loss

Net loss for the nine months ended September 30, 2016 was approximately ($261,000) compared to a net loss of approximately ($324,000) for the same period ended September 30, 2017. This 23.9% increase in the loss was almost entirely due to the increased General and Administrative Expenses.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased approximately $38,200 from approximately $76,500 at December 31, 2016 to approximately $38,300 at September 30, 2017. This decrease principally was a result of approximately $94,500 in funds used in operations and approximately $70,200 in funds provided by financing activities.

Financing Activities

During the nine month period ended September 30, 2017, the Company received proceeds from the issuance of third party debt of approximately $210,500, approximately $69,000 from a stockholder loan and repaid approximately $209,400 of third party debt. During 2016, the Company received proceeds from the issuance of  third party debt of approximately $249,600 and $142,000 for the sale of common stock and repaid approximately $133,000 of third party debt and approximately $18,800 to the stockholder.

Going Concern

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016 contains a going concern qualification as we have sustained net losses since our inception.  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

WCVC issued 7,000,000 shares of common stock to a related party in exchange for a subscription receivable of $3,733.

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

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: November 20, 2017	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)