Form 10-Q/A
period 2017-09-30
WEST COAST VENTURES GROUP CORP.
filed 2018-01-12
CIK 1551906

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
30,506,544 common shares issued and outstanding as of November 17, 2017

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 20, 2017, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: January 12, 2018	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4