Form 10-K
period 2017-12-31
WEST COAST VENTURES GROUP CORP.
filed 2018-04-17
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                                                                                                                                            (Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2017

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number	000-54948

WEST COAST VENTURES GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15400 W. 64th Avenue, Unit E1A, Arvada, Colorado	80007
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(303) 423-1300

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)
Preferred Stock, $0.001 par value
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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017, was $6,757,453 based on a $1.90 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
April 17, 2018 - 32,203,271 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

West Coast Ventures Group Corp. (“WCVC”, the “Company”, “our”, “us” or “we”) was originally incorporated as Energizer Tennis Corp. on June 16, 2011 in the state of Nevada. WCVC entered into a reverse merger transaction whereby WCVC acquired Nixon Restaurant Group, Inc. (“NRG”) on October 4, 2017.

NRG was formed on October 12, 2015 in the state of Florida. On October 19, 2015, NRG acquired 100% ownership in J&F Restaurants, LLC, Illegal Burger, LLC, and Illegal Burger Writer Square LLC, all Colorado limited liability companies under common ownership (the “Acquired Entities”), in exchange for 20 million shares of NRG. The Acquired Entities accounted for the transaction as a corporate reorganization. Illegal Burger restaurants have a full menu offering unique burgers that are made with never-frozen, hormone free beef, traditional sides like french fries and tater tots, and alcoholic beverages, including liquor.

Since WCVC acquired the Acquired Entities, it has been operating five restaurants in the greater Denver, Colorado metro area: (1) El Senor Sol, a Mexican cuisine restaurant in located in Evergreen, Colorado, which has been operating in excess of five years; (2) Illegal Burger, which opened in August 2013 and is co-located with the El Senor Sol restaurant in Evergreen, Colorado; (3) Illegal Burger, located in Arvada, Colorado, which opened in April 2014; (4) Illegal Burger, located in downtown Denver, Colorado, which opened in January 2016, and (5) Illegal Burger, located in the Capital Hill neighborhood of Denver, Colorado, which opened in June 2016. The Company plans to continue opening Illegal Burger restaurants throughout the Denver metro area and expects to expand operations to other areas of the United States.

The Company’s executive (or corporate) offices are located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007. Our telephone number is 303-423-1300 and our website is www.westcoastventuresgroupcorp.com.

Cautionary note regarding forward-looking statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as well as some statements in press releases and some oral statements of the Company's officers during presentations about the Company include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors and the rapidly changing environment we operate in.

Our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled "Risk Factors" included elsewhere in this Annual Report. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1A. Risk Factors.

The Company’s future growth depends primarily on our ability to open new restaurants and is subject to many unpredictable factors.

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through the operation of our five existing restaurants, opening new restaurants and operating those restaurants on a profitable basis. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

In addition, one of our biggest challenges in implementing our growth strategy is locating and securing an adequate supply of suitable sites for new restaurants. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on securing desirable sites and other factors, including:

•

negotiating leases with acceptable terms;

•

identifying, hiring and training qualified employees in each local market;

•

timely delivery of leased premises to us from our landlords and punctual commencement of our build-out construction activities;

•

managing construction and development costs of new restaurants, particularly in competitive markets;

•

obtaining construction materials and labor at acceptable costs;

•

securing required governmental approvals, permits and licenses (including construction and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations, and

•

avoiding the impact of inclement weather, natural disasters and other calamities.

Our progress in opening restaurants may occur at an uneven rate. If we do not open new restaurants in the future according to our current plans, the delay could have a material adverse effect on our business, financial condition and results of operations.

The Company operates in the highly competitive restaurant industry.

We face significant competition from restaurants in the quick-casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally-owned restaurants offering dine-in, carry-out, delivery and catering services and a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

Any inability to successfully compete with restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options, meal packages or loyalty programs. Our sales could decline due to changes in popular eating trends and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

Changes in food and supply costs, delivery, and availability could have a material adverse effect on our business,

financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. We currently do not purchase beef with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices or decreases in the supply of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, including price increases with respect to ground beef. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets may present increased risks.

We plan to open restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. As a result, these new restaurants may be less successful. We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

Our existing restaurants and new restaurants may not be profitable.

Our restaurants may not be profitable. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate new restaurants profitably and increase average restaurant revenue and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•

consumer awareness and understanding of our brand;

•

general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

•

changes in consumer preferences and discretionary spending;

•

difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

•

increases in prices for commodities, including beef and other proteins;

•

inefficiency in our labor costs as the staff gains experience;

•

competition, either from our competitors in the restaurant industry or our own restaurants;

•

temporary and permanent site characteristics of new restaurants;

•

changes in government regulation, and

•

other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenue would have a material adverse effect on our business, financial condition and results of operations.

Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.

We intend to develop new restaurants in our existing markets, expand into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must secure appropriate restaurant sites, one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

•

evaluating size of the site, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales;

•

competition in new markets, including competition for restaurant sites;

•

financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;

•

developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

•

proximity of potential restaurant sites to existing restaurants;

•

anticipated commercial, residential and infrastructure development near the potential restaurant site, and

•

availability of acceptable lease terms and arrangements.

Given the numerous factors involved, we may not be able to successfully identify and secure attractive restaurant sites in existing, adjacent or new markets, which could have a material adverse effect on our business, financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening a number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

Opening and operating new restaurants in existing markets may negatively impact sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers.

The planned increase in the number of our restaurants may make our future results unpredictable.

We intend to continue to increase the number of our restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.

Our success is dependent in part upon our ability to maintain and enhance the value of our brand and consumers’ connection and loyalty to it. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are ultimately held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses if consumers associate those businesses with our own operations.

Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the United States Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants by adding access ramps or redesigning certain architectural fixtures, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act (commonly called “OSHA”) which governs worker health and safety, the U.S. Fair Labor Standards Act which governs such matters as minimum wages and overtime and a variety of similar federal, state and local laws that govern these and other employment law matters. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to such matters in the past. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, have a material adverse effect on our business, financial condition and results of operations.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with the aforementioned laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings, which could have a material adverse effect on our business, financial condition and results of operation.

Food safety and food-borne illness concerns could have an adverse effect on our business.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of food-borne illnesses such as salmonella, E. coli and hepatitis A. Our quality assurance, health and sanitation internal controls and conditions are inspected by a third-party on a quarterly basis. If the third-party inspector fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. We rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue companywide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the fast casual or traditional fast food segments of the industry) may harm our reputation and could have a material adverse effect on our business, financial condition and results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at a prior, existing or future restaurant could have a material adverse effect on our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could have a material adverse effect on our business, financial condition and results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer attitudes or health regulations and our ability to adapt our menu offerings to trends in food consumption, especially fast-moving trends. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. While we generally find that changes in consumer eating habits occur slowly, providing us with sufficient time to adapt our restaurant concept accordingly, changes in consumer eating habits can occur rapidly, often in response to published research or study information, which puts additional pressure on us to adapt quickly. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings in an efficient manner, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. A number of counties, cities and states, including Colorado have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants, which laws may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake.

We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our business, financial condition and results of operations.

The minimum wage continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. In 2017, minimum wage for non-tipped employees in the State of Colorado (where all of our restaurants are currently located) was $9.30 per hour but increased to $10.20 per hour on January 1, 2018. In 2017, minimum wage for tipped employees in the State of Colorado was $7.18 per hour. Moreover, municipalities may set minimum wages above the applicable state standards. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Alternatively, if management determines the Company should increase menu prices to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

•

minimum wages;

•

mandatory health benefits;

•

vacation accruals;

•

paid leaves of absence, including paid sick leave, and

•

tax reporting.

The U.S. Congress and Department of Homeland Security from time to time consider, and may implement, changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on certain vendors, suppliers and distributors, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. The PPACA will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We intend to offer such benefits in mid- to late-2018 and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and for an increased number of employees who we anticipate will elect to obtain coverage through a healthcare plan we subsidize in part. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

We depend on our senior management and other key employees, and the loss of one or more key personnel or inability to attract, hire, integrate and retain highly skilled personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends largely upon the continued service of our key management. We rely on such persons to set the strategic direction and operations of our business, identifying, recruiting and training key personnel, identifying expansion opportunities arranging financing and general administrative functions. At the current business stage, the Company relies on one key person for all of these roles. If Mr. Nixon were to depart from his roles it could have a serious adverse effect on our business. Replacing Mr. Nixon’s role would involve significant time and expense and ultimately fail to happen.

Labor shortages, unionization activities, labor disputes or increased labor costs could negatively impact our growth and could have a material adverse effect on our business, financial condition and results of operations.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our restaurant service quality could suffer and our operating expenses could increase and our growth could be negatively impacted. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Although none of our employees are currently covered under collective bargaining agreements, if a significant number of our employees were to become unionized and their collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs.

If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Increases in minimum wage and competition for these employees could require us to pay higher wages, which could result in higher labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our intellectual property, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our intellectual property in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information as the result of a security breach, and we may be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a breach in security of these systems could result in delays in customer service, a reduction of efficiency in our operations and significant consumer complaints. Remediation of such problems could result in substantial, unplanned capital investments and expenses.

Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could have a material adverse effect on our results of operations. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would have a material adverse effect on our business and growth strategy.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will also be leased. We operate under non-cancelable leases for our restaurants. Our restaurant leases generally have a term of five, seven or ten years. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.

Our liability insurance coverage may not be adequate.

Our current insurance policies may not be adequate to protect us from liabilities that we incur in our business. Additionally, in the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations. As a public company, we intend to seek directors’ and officers’ insurance. While we expect to obtain such coverage, we may not be able to obtain such coverage at all or at a reasonable cost now or in the future. Failure to obtain and maintain adequate directors’ and officers’ insurance would likely adversely affect our ability to attract and retain qualified officers and directors.

Changes in economic conditions, adverse weather and unforeseen conditions, particularly in Colorado where we operate, may have a material adverse effect on our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changes in economic conditions, adverse weather conditions or other unforeseen conditions in Colorado (or any states we may operate in the future) or states in which our suppliers operate could have a disproportionate impact on our overall results of operations.

Furthermore, regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters, could have a material adverse effect on our business, financial condition and results of operations. Adverse weather conditions does also impact customer traffic at our restaurants and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. All of our restaurants have outdoor seating, and the effects of adverse weather does impact the use of these areas and may negatively impact our revenue. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant revenue, which would have a material adverse effect on our business, financial condition and results of operations.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, this could have a material adverse effect on our results of operations.

There are risks related to our capital stock.

The public market for our common stock may be volatile and you could lose all or part of your investment. In the recent past, stocks, specifically those traded on the over-the counter (“OTC”) markets, generally have experienced high levels of volatility.  Our common stock is traded on the OTC market under the symbol “WCVC” and is not eligible for trading on any national or regional securities exchange or the NASDAQ National Market.  While that status is one of the Company’s long-term objectives, a more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share plus brokerage commissions, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock” subject to the “penny stock” rules of the SEC.  The trading market in our securities is currently limited and relatively illiquid which status makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

The Company does not expect to pay dividends in the foreseeable future and therefore you may not receive any return on your investment unless you sell your stock for a price greater than you paid for it.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company instead intends to retain earnings, if any, to develop and expand its business.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes (since the Company is organized in Nevada) also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Any investment in our securities involves a high degree of risk.

Investors should consider carefully the risks and uncertainties described above, and all other information in this annual report and in any reports hereafter filed with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this annual report could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 250,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of the date of this filing, we had 32,203,271 shares of common stock and 500,000 preferred shares outstanding.  Accordingly, we may issue up to an additional 217,796,729 shares of common stock and 9,500,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved.  We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period or if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of any June 30th date before that time, in which case we would no longer be an emerging growth company as of the following June 30th. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s principal executive office, for all operations, is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado. Additionally, the Company currently operates five restaurant locations in the greater metropolitan area of Denver, Colorado. The El Senior Sol and Illegal Burger operating in Evergreen Colorado have a month to month lease.  The Company is in the process of negotiating new leases for these locations.  The lease for the Illegal Burger property operating in Arvada Colorado expires in January 2021.  The lease has a one-time automatic renewal for 5 years.  The lease for the Illegal Burger property operating in Capital Hill Colorado expires in April of 2021.

The lease has a one time automatic renewal for 5 years. The lease for the Illegal Burger property operating in Writer Square Colorado expires in October 2025.  The lease has 2 automatic five year renewals.

Item 3. Legal Proceedings.

We know of no material, pending legal proceedings to which the Company is a party or of which any of our properties is subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC marketplace under the symbol “WCVC”. The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com). The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

OTC Markets
Quarter Ended	High	Low
December 31, 2017	$6.00	$0.17
September 30, 2017	$6.00	$1.90
June 30, 2017	$1.90	$1.50
March 31, 2017	$4.00	$0.35
December 31, 2016	$1.50	$0.70

September 30, 2016	$2.45	$1.00
June 30, 2016	$5.50	$0.90
March 31,2016	$9.50	$1.20

Holders

As of December 31, 2017 there were approximately 45 shareholders of record of the Company’s common stock and 1 shareholder of the Company’s preferred stock.

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

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on a number of factors, including financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 1, 2017  that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 1, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 1, 2017.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the years ended December 31, 2017 and December 31, 2016, and the notes thereto. Additional information relating to WCVC is available through its brand website: www.illegalburger.com and www.westcoastventuresgroupcorp.com.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to NRG or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in WCVC  MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. WCVC disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

West Coast Ventures Group Corp. (“our”, “us”, “we” ,“WCVC”or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.

Nixon Restaurant Group, Inc. (“us”, “we” NRG or “our”) was formed on October 12, 2015, under the laws of the State of Florida. On October 19, 2015, we issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies controlled by our founder, James Nixon.  As a result of the transaction, J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC became our wholly-owned subsidiaries.

We own and operate the following five (5) restaurant locations:

J&F Restaurants, LLC was formed in Colorado on March 12, 2011 and owns and operates El Senor Sol, a casual Mexican restaurant located at 29017 Hotel Way, Unit 103B Evergreen, Colorado 80439-8235 which opened in June 2011.

J&F Restaurants, LLC also owns and operates Illegal Burger, an upscale fast casual restaurant located at 29017 Hotel Way, Unit 102B, Evergreen, Colorado 80439-8235 which opened in August 2013.

Illegal Burger, LLC was formed in Colorado on May 31, 2013 and owns and operates Illegal Burger, an upscale fast food restaurant located at 15400 W 64th Avenue, Unit E1A, Arvada Colorado 80007-6876which opened in January 2013,

Illegal Burger Writer Square LLC was formed in Colorado on April 19, 2015, and owns and operates an Illegal Burger location at 1512 Larimer Street, Suite R, Denver Colorado 80202-1690 which opened in January 2016, and

Illegal Burger Capital Hill, LLC was formed in Colorado on March 4, 2016 and owns and operates an Illegal Burger location at 609 North Grant Street, Denver Colorado 80202-3506 which opened in June 2016.

Each of our Illegal Burger restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over- commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone-free beef, french fries, cheesy taters and adult and virgin milk shares including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar.  Our El Senor Sol restaurant offers Mexican food and a full bar including tequila menu.

Our principal executive office is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007.  Our telephone number is 303-423-1300.  Our website is: www.illegalburger.com.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

For the year ended December 31, 2017, revenue generated was $2,724,713, as compared to $2,458,690 for the year ended December 31, 2016. The year over year increase of approximately 10.8% was mainly attributable to expansion of our marketing, especially in the downtown location.

Cost of Sales

Ongoing restaurant cost of sales increased from $2,191,875 to $2,535,016, or 15.7%. This increase was primarily due to a corresponding increase in sales for the year and the current trend of high personnel turnover in the industry, requiring higher cost of training of staff and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 93.0% and 89.1% for the years ended December 31, 2017 and 2016, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $194,697 and $266,815 for the years ended December 31, 2017 and 2016, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 8.0% and 11% for the years ended December 31, 2017 and 2016, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2017 because of the current trend of high personnel turnover in the industry, requiring higher cost of training of staff and our increased marketing costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $500,096 compared to $425,948 for the year ended December 31, 2016. The increase was the result of becoming a public company and our continued expenditures to ensure that the restaurants are run efficiently and effectively. We implemented several new computer systems in this process as well as revised, updated and developed system and process manuals for both operations and training.

Net Loss

Net loss for the year ended December 31, 2017 was $637,394 compared to a net loss of $377,170 for the year ended December 31, 2016. This increase in the loss was the result of many factors: the current trend of high personnel turnover in the industry, requiring higher cost of training of staff; our increased marketing costs; continued expenditures to ensure that the restaurants are run efficiently and effectively; implementation of several new computer systems in this process; revised, updated and developed system and process manuals for both operations and training; derivative expense and loss on discontinued operations subsequent to the completion of the reverse acquisition.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased $76,487 from $76,487 at December 31, 2016 to $0 at December 31, 2017. This decrease was a result of an approximate $152,000 decrease in cash provided by financing activities.

Financing Activities

During 2017, we received proceeds of third party debt of $166,082 and $160,000 from proceeds of convertible debt and $50,000 for the sale of common stock; $17,874 from a stockholder loan and repaid $259,277 of third party debt. During 2016, we received proceeds of third party debt of $420,800 and $198,000 for the sale of common stock; and repaid $314,400 of third party debt and $17,600 to the stockholder.

Critical Accounting Policies and Estimates

We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses.   Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-

lived assets as of December 31, 2017 and 2016.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value and a gain or loss on extinguishment is recognized, as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 of Notes to the Financial Statements.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Coast Ventures Group Corp.

Arvada, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of West Coast Ventures Group Corp. (the “Company”) at December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company had accumulated losses of approximately $1.9 million and negative working capital of approximately $2.1 million at December 31, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida
April 17, 2018

WEST COAST VENTURES GROUP CORP.

Consolidated Balance Sheets

December 31,

ASSETS	2017	2016
CURRENT ASSETS
Cash	$ -	$ 76,487
Receivables	32,020	-
Inventory	17,163	15,541
Prepaid expenses	18,245	26,063
Assets of discontinued operations	2,461	-
Total current assets	69,889	118,091
FIXED ASSETS
Equipment	235,738	235,738
Leasehold improvements	172,587	158,787
Total fixed assets	408,325	394,525
Less: accumulated depreciation	(171,267)	(112,272)
Net total fixed assets	237,058	282,253
OTHER ASSETS
Deposits and other assets	29,347	16,747
Intangible assets, net	121,760	128,870
Total other assets	151,107	145,617
Total Assets	$ 458,054	$ 545,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 128,312	$ 25,637
Accrued expenses	433,534	261,277
Deferred rent	50,688	46,823
Stockholder loan	90,675	76,535
Notes payable to third parties	661,858	770,280
Convertible notes payable to third parties, net of discounts	45,231	-
Fair value of derivative liabilities	251,438	-
Liabilities of discontinued operations	481,558	-
Total current liabilities	2,143,294	1,180,552
Total Liabilities	2,143,294	1,180,552
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 0 shares issued and outstanding	500	-
Common stock, $0.001 par value, authorized 250,000,000 shares; 30,556,544 and 14,976,544 shares issued and outstanding	30,557	14,977
Additional paid-in capital	189,029	619,362
Accumulated deficit	(1,905,326)	(1,267,930)
Total stockholders’ deficit	(1,685,240)	(633,591)
Total Liabilities and Stockholders’ Deficit	$ 458,054	$ 546,961

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Operations

Year ended December 31,

	2017	2016
REVENUES
Restaurant revenue, net of discounts	$ 2,724,713	$ 2,458,690

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	903,554	787,590
Wages and payroll taxes	828,442	723,870
Occupancy	507,438	457,112
Other restaurant costs	295,582	223,303
Depreciation and amortization	66,105	44,054
General and administrative expenses	500,096	425,948

Total costs and expenses	3,101,217	2,661,877

Loss from operations	(376,504)	(203,187)

Other expenses
Pre-opening expenses	-	19,712
Initial and change in fair value of derivative	121,438	-
Interest expense	139,452	154,271

Total other expenses	260,890	173,983

Loss before income taxes	(637,394)	(377,170)

Provision for income taxes	0	0

Net loss	$ (637,394)	$ (377,170)

Basic and diluted net loss per share	$ (0.03)	$ (0.03)

Weighted average shares outstanding	19,444,040	14,629,010

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statement of Stockholders’ Deficit

	Number of Shares		Par Value		Additional		Total
	Common	Preferred	Common	Preferred	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

BALANCE, January 1, 2016	14,546,544	-	$ 14,547	$ -	$ 421,792	$ (890,762)	$ (454,423)

Shares issued for cash	430,000	-	430	-	197,570	-	198,000
Net loss	-	-	-	-	-	(377,170)	(377,170)

BALANCE, December 31, 2016	14,976,544	-	14,977	-	619,362	(1,267,932)	(633,593)
Shares issued for cash	7,112,000	-	7,112	-	47,521	-	54,633
Shares issued in settlement of debt	3,000,000	-	3,000	-	27,000	-	30,000
Shares issued to effect acquisition	5,418,000	500,000	5,418	500	(515,804)	-	(509,886)
Shares issued for services	50,000	-	50	-	10,950	-	11,000
Net loss	-	-	-	-	-	(637,394)	(637,394)

BALANCE, December 31, 2017	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Cash Flows

Year ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (637,394)	$ (377,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of share based compensation for services	11,000	36,996
Depreciation and amortization	66,105	44,054
Initial and change in fair value of derivative	121,438	-
Changes in operating assets:
Increase in receivables	(32,020)	-
Increase in inventory	(1,622)	(1,111)
Decrease in prepaid expenses	7,818	28,191
Increase in deposits and other assets	(12,600)	(2,389)
Changes in operating liabilities:
Increase (decrease) in accounts payable	103,216	(74,092)
Increase in accrued expenses	172,827	136,020
Increase in deferred rent	3,865	17,624
Net cash used in operating activities	(197,367)	(191,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,800)	(82,752)
Reimbursement from landlord	-	52,051
Purchase of intangible assets	-	(4,300)
Net cash used in investing activities	(13,800)	(35,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	50,000	198,000
Proceeds from issuance of convertible notes payable for cash	160,000	-
Proceeds from stockholder loan payable	17,874	-
Payments on stockholder loan payable	-	(17,650)
Proceeds from third party notes payable	166,082	420,836
Payments on third party notes payable	(259,277)	(314,357)
Net cash provided in financing activities	134,679	286,829

Net (decrease) increase in cash	(76,488)	59,951
CASH, beginning of year	76,487	16,536
CASH, end of year	$ -	$ 76,487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 79,109	$ 135,905
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for settlement of discontinued operations liabilities	$ 30,000	$ -
Issuance of note payable for fixed assets	$ -	$ 40,000
Common shares issued in reverse acquisition	$ (508,986)	$ -

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

West Coast Ventures Group Corp. (“our”, “us”, “we”, “WCVC” or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (ANRG@) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies, under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

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

The Company plans to continue opening Illegal Burger restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

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

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

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

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended December 31, 2017 and 2016.

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

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

i) Financial Instruments and Fair Value Measurements

ASC 825-10 AFinancial Instruments@, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 AFair Value Measurement@ clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2017and 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2017	2016
Level 3 - Embedded Derivative Liability	$251,438	$-

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 were as follows:

Balance, December 31, 2016	$-
Portion of initial valuation recorded as debt discount	218,686
Amortization to gain on extinguishment upon conversion or payment	-
Change in fair value of derivative	32,752
Balance, December 31, 2017	$251,438

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

j) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value and a  gain or loss on extinguishment is recognized, as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

k) Impairment of Long-Lived Assets

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

l) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount

m) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

In February 2016, the FASB issued ASU 2016-02, ALeases@ which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on its balance sheet.

In March 2016, the FASB issued ASU 2016-08, ARevenue from Contracts with Customer@ to provide accounting guidance for all revenue arising from contracts with customers and affect all entities that enter into contracts to provide goods or services to their customers. ASU 2016-08 is not expected to have any effect on the accounting of the Company.

n) Revenue Recognition

Revenues consist of sales from restaurant operations and other miscellaneous revenue. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

o) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $0.6 million for the year ended December 31, 2017 and have an accumulated deficit of approximately $1.9 million and a negative working capital of approximately $2.1 million at December 31, 2017, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors= report on our consolidated financial statements for the years ended December 31, 2017 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

December 31,	2017	2016
Beginning balance	$ 394,524	$ 330,170
Additions: Equipment	-	86,836
Additions: Leasehold improvements	13,801	29,570
Landlord reimbursement	-	(52,051)
Depreciation	(171,267)	(112,272)

Ending Balance	$ 237,058	$ 282,253

Depreciation expense was $58,995 and $43,625 for the years ended December 31, 2017 and 2016, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(5) INTANGIBLE ASSETS

In March 2015, as part of the acquisition of the Writer Square downtown location, the Company purchased the rights to negotiate a lease from the landlord for $125,000 in cash. The Company is amortizing this value over the remaining term of the lease.

In March 2016, as part of the acquisition of the Capital Hill location, the Company purchased the existing liquor license for $4,300 in cash. The Company is amortizing this value of the remaining term of the lease.

Amortization expense was $7,110 and $430 for the years ended December 31, 2017 and 2016, respectively.

(6) NET ACQUIRED LIABILITIES OF DISCONTINUED OPERATIONS

As a result of the reverse acquisition on October 4, 2017, we acquired approximately $0.5 million of liabilities, net of assets, of the former operations of West Coast Ventures Group Corp. (which have been discontinued). During 2017 we issued 3,000,000 shares of our common stock to extinguish $30,000 of indebtedness. We are evaluating the means to relieve the Company of these liabilities.

(7) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016 the Company opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC, with the two separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017 the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00%, which was 5.5% at December 31, 2016, and matured in March 2021. At December 31, 2017 the balances of each of these lines were $0. At December 31, 2016 the balances were $20,000 for each line of credit.

(8) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $90,675 and $76,535 at December 31, 2017 and 2016, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits to a personal line of credit collateralized as an equity line on his personal residence.

(9) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provides for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2017 and 2016 totaled $166,082 and $131,490, respectively. At December 31, 2017 and 2016, the total payable balances inclusive of interest under the factoring agreements were $248,883 and $116,657, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $376.64 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $42,217 and $84,239 at December 31, 2017 and 2016, respectively.

c) Convertible Notes

In 2017 the Company entered into two convertible notes in exchange for $130,000 in cash. These notes mature in nine months and one year and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 55% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In 2017, the Company through a subsidiary, issued a Convertible Promissory Note in exchange for $30,000 in cash. This note matures in one year from issuance and carried a 10% interest rate. The note converts into shares of the Company’s common stock at a price of 65% of the average closing price for the Common Stock during the three (3) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In 2016, the Company issued a convertible note in the amount of $51,221. At issuance of the note, the Company recorded a beneficial conversion feature discount of $51,221. This note is due in January 2018 and carries a 4% interest rate. In July 2017, $30,000 of this note was converted into 3,000,000 shares of the Company’s common stock. At December 31, 2017, the unamortized discount is $5,188. This liability has been incorporated into liabilities from discontinued operations.

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

In May 2015, when it was determined that this repayment structure was not practical for a restaurant operation, the lender agreed to restructure the Revolving Note into a Replacement Promissory Note. This Replacement Promissory Note carries interest at a stated rate of 18% with a maturity of June 1, 2016. The lender charged the Company a $25,000 penalty to convert the Revolving Note into a Replacement Promissory Note. The Replacement Promissory Note called for interest only payments in June, July and August 2015. Starting in September the terms called for the payment of interest, principal starting at $33,649 increasing monthly to $38,474 in June 2016, as the interest on the then outstanding balance fell. In addition the Replacement Promissory Note called for the payment of a $106,000 Redemption Premium as part of the total monthly payment of $49,651.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

d) Third Party Note Payable, continued

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

At both December 31, 2017 and 2016 the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these fees are due upon prepayment.

Certain third parties have advanced funds to WCVC to fund its ongoing operations. These advances have been formalized into demand notes payable, which, at December 31, 2017, amount to $54,039 and carry a 5% interest rate. WCVC has a $250,000 note payable which is due in April 2018 and carries a 5% interest rate. These liabilities have been incorporated into liabilities from discontinued operations.

e) Capital Hill Purchase Notes Payable

In March 2016, as part of the closing on the Capital Hill location, the seller took back two promissory notes. One of these notes was for $25,000 and carried interest at a rate of 6% with a six month term with equal monthly payments. The balance of this note was $0 at December 31, 2017, and $6,344 at December 31, 2016. The second note was for $15,000 and carried no stated interest and was due in a single lump sum payment in May 2016. The second note was paid in full during 2016.

(10) STOCKHOLDERS’ DEFICIT

At December 31, 2017 and 2016, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 30,556,544 and 14,976,544 issued and outstanding, respectively. At December 31, 2017 and 2016, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 and 0 issued and outstanding, respectively.

During 2017 the Company through a subsidiary issued 7,112,000 shares in exchange for $54,633 in cash. During 2017 the Company issued 500,000 shares of Series A preferred stock and 5,418,000 shares of common stock in connection with the reverse acquisition of Nixon Restaurant Group, Inc.

The rights and privileges of the Series A preferred stock are solely as a Asuper voting@ stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold an aggregate votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the holders’ option.

(11) INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(11) INCOME TAXES, continued

The components of income tax provision (benefit) related to continuing operations are as follows at December 31:

	2017	2016
Current	$ -	$ -
Deferred	$ -	$ -
Total tax provisions	$ -	$ -

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31:

	2017	2016
U.S. Federal statutory income tax rate	(34)%	(34)%
State income tax, net of federal benefit	(1.6)%	(1.6)%
Other temporary differences, net	-	-
Valuation allowance	35.6%	35.6%
	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at

December 31:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$ 610,016	$ 410,044
Deferred compensation	66,416	27,782
Stock based compensation	17,610	13,161
Other	7,461	7,619
Total	-	-
Deferred tax liabilities:	-	-
Less: valuation allowance	(824,576)	(458,606)
Net deferred tax assets	$ -	$ -

The change in valuation allowance was $365,970 and $134,175 for the years ended December 31, 2017 and 2016, respectively. We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(11) INCOME TAXES, continued

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2017 and 2016, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(12) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 4 (four) restaurant spaces from unrelated parties. Rent expense paid was $421,392 and $406,284 for the years ended December 31, 2017 and 2016.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	Total
2018	$ -	$ -	$ 72,616	$ 98,107	$ 65,511	$ 236,234
2019	$ -	$ -	$ 74,795	$ 102,643	$ 67,477	$ 244,915
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 249,182
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 151,968
2022	$ -	$ -	$ -	$ 102,643	$ -	$ 102,643
Thereafter	$ -	$ -	$ -	$ 321,616	$ -	$ 321,616
Total minimum lease payments	$ -	$ -	$ 250,380	$ 830,295	$ 225,883	$ 1,306,558

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill

The Company’s leases for El Senor Sol B Evergreen and Illegal Burger B Evergreen locations expired on August 31, 2017. The Company is currently leasing on a month to month basis and is negotiating new lease terms for these locations.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(13) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at December 31, 2017 and 2016.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(14) SUBSEQUENT EVENTS

a) Convertible Notes

In 2018 the Company entered into three convertible notes in exchange for $289,000. These notes mature in 6 months and 9 months. These notes carry an interest rate of 12% and a 10% Original issue Discount (OID). The OID will be recorded as a debt discount and amortized over the life of the loan. In addition the Company issued 340,000 returnable shares to one lender as an inducement. These shares were valued at $85,000, or $0.25 per share. These shares value will be recorded as a debt discount and amortized over the life of the loan. The Company also issued a warrant for 500,000 shares to the same lender as the returnable shares. The warrant contains terms allowing for a cash-less exercise. The notes convert into shares of the Company’s common stock at a price of 61% and 65% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Shortly after issuance of the note, the Company agreed to remove the returnable designation from the 340,000 shares issued as an inducement. In addition the lender exercised the warrant under the cash-less provision for 50,898 shares and converted $16,528 of the note into 1,155,829 shares at a conversion price of $0.0143 per share.

b) Future Receivables Sale Agreements

In February and March 2018, we negotiate settlement agreements with two of these lenders to pay off the balances owed at the rate of $6,000 per month over two years and $4,000 per month over one year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls  We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 16, 2018, the Company carried out an evaluation, under the supervision and participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer a  concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

(a) Effective on October 4, 2017, Mr. Miroslaw Gorny (the then sole officer of WCVC) resigned as an officer and was replaced by Mr. James M. Nixon.  Mr. Gorny, on the same date, appointed Mr. Nixon as co-director and Mr. Gorny subsequentially resigned as director.

(b) Accordingly, Mr. Nixon became the President/Chief Executive Officer, Secretary and sole director of WCVC on October 4, 2017. Prior to the acquisition of the control block of shares in December 2016, Mr. Nixon had no relationship with WCVC. He is also President/CEO and sole director of NRG.

Name	Age	Position
James M. Nixon	45	President/Chief Executive Officer, Secretary and Director

James M. Nixon

James M. Nixon has served as our President, Chief Executive Officer and Director since the 2015 inception of NRG. In March 2011, Mr. Nixon was the owner and president of our wholly-owned subsidiary, J&F Restaurants, LLC which opened El Senor Sol in 2011 and our first Illegal Burger in 2013. In 2013, Mr. Nixon founded our wholly-owned subsidiary, Illegal Burger, LLC which owns our Illegal Burger location at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007. In 2015, Mr. Nixon founded Illegal Burger Writer Square, LLC which operates our Illegal Burger location at 1512 Larimer Street, Unit R12, Denver, Colorado.

Jim Nixon CEO and Founder, started in Illegal Burger in 2013 with more than 30 years of progressively responsible experience in every facet of the restaurant business, including directing as many as 200 employees in various restaurant companies with revenues in excess of $25 million. Jim has led these restaurants through start-up, rebranding, turnaround and growth modes giving him broad experience to direct and lead restaurants.

For the last 30 years, Mr. Nixon has spent 20 of those years as a top executive in the Hospitality Industry and nurturing restaurants into profitability and streamlined efficiency. He has been trained in and executed SOP creation, Zero based budgeting, Quality Assurance, Internal Audit Procedures and effective leadership and motivator.

Among some of his significant past positions, Mr. Nixon served as Regional Director of Specialty Restaurants Corporation, a California based destination-restaurant business, and home to the World famous Polynesian-themed Reef in Long Beach, California, and a second Restaurant, Castaway in Burbank, California. With more than 100 restaurants across the U.S., including the Proud Bird adjacent to Los Angeles International Airport, and 94th Aero Squadron near Van Nuys Airport, Mr. Nixon was in charge of maintaining this renowned Company’s profitability and brand while maintaining day-to-day regional operations.

Mr. Nixon also held the position of Director of Food and Beverage for Wyndham Resorts, a major Hotel and Resort Company, with locations worldwide. Mr. Nixon was in charge of continuing to expand The Wyndham brand through ever changing food and frink menus, rebranding ideas, and retaining Customers in the resort dining and entertainment area. As our director, Mr. Nixon provides his experience overseeing and managing our day to day operations.

Employment Agreements

We have a formal employment agreement with our sole director and officer which calls for us to pay him $120,000 per year.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Item 11. Executive Compensation.

Mr. James Nixon became the sole officer of WCVC after the closing of the acquisition, namely October 4, 2017. The following table sets forth the compensation earned during the years ended December 31, 2016 and 2015 by NRG officers who became officers of the Company, respectively on October 4, 2017:

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position		Salary ($)	Bonus ($)	Securities Underlying Options
James M. Nixon, President	2017	$ 120,000	$ 0	$ 0
	2016	$ 120,000	$ 0	$ 0
	2015	$ 170,500	$ 0	$ 0
	2014	$ 110,400	$ 0	$ 0

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
James M. Nixon 15400 West 64th Avenue Unit E 1A Arvada, CO 80007	20,000,000 Common Shares Direct	62.1%
Ivonne Nixon (spouse of James Nixon) 15400 West 64th Avenue Unit E 1A Arvada, CO 80007	7,000,000 Direct	21.7%
Directors and Executive Officers as a Group	20,000,000 Common Shares	62.1%

1.  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2017. As of December 31, 2018 there were 32,203,271 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

James M. Nixon holds a non-interest bearing demand loan to NRG with a balance of $90,675 and $76,535 at December 31, 2017 and December 31, 2016.

Item 14. Principal Accounting Fees and Services.

For our fiscal years ended December 31, 2017 and December 31, 2016, we were billed approximately $24,000 and $19,000 respectively, for professional services rendered for the audit and reviews of our financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

West Coast Ventures Group Corp.
(Registrant)
Dated: April 17, 2018	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)