Form 10-Q
period 2018-03-31
WEST COAST VENTURES GROUP CORP.
filed 2018-05-21
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15400 W 64th Ave, Unit E1A, Arvada, Colorado				80007
(Address of principal executive offices)				(Zip Code)
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

				[ X ]	YES	[ ]	NO

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
18,503,271 common shares issued and outstanding as of May 18, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statement of Stockholders’ Deficit

F-4

Condensed Consolidated Statements of Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2018	December 31, 2017
CURRENT ASSETS	(unaudited)
Cash	$ 14,074	$ -
Receivables	39,672	32,020
Inventory	16,077	17,163
Prepaid expenses	18,245	18,245
Assets of discontinued operations	2,461	2,461
Total current assets	90,529	69,889
FIXED ASSETS
Equipment	235,738	235,738
Leasehold improvements	172,587	172,587
Total fixed assets	408,325	408,325
Less: accumulated depreciation	(186,393)	(171,267)
Net total fixed assets	221,932	237,058
OTHER ASSETS
Deposits and other assets	29,347	29,347
Intangible assets, net	115,295	121,760
Total other assets	144,642	151,107
Total Assets	$ 457,103	$ 458,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 89,724	$ 128,312
Accrued expenses	471,502	433,534
Deferred rent	51,594	50,688
Stockholder loan	87,102	90,675
Notes payable to third parties	640,664	661,858
Convertible notes payable to third parties, net of discounts	129,671	45,231
Fair value of derivative liabilities	443,586	251,438
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	2,395,401	2,143,294
Total Liabilities	2,395,401	2,143,294
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, authorized 250,000,000 shares; 32,203,271 and 30,556,544 shares issued and outstanding	32,203	30,557
Additional paid-in capital	520,620	189,029
Accumulated deficit	(2,491,621)	(1,905,326)
Total stockholders’ deficit	(1,938,298)	(1,685,240)
Total Liabilities and Stockholders’ Deficit	$ 457,103	$ 458,054

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(Unaudited)

	2018	2017
REVENUES
Restaurant revenue, net of discounts	$ 690,759	$ 630,832

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	233,645	187,168
Wages and payroll taxes	211,324	188,526
Occupancy	124,400	116,570
Other restaurant costs	87,206	52,943
Depreciation and amortization	21,591	14,155
General and administrative expenses	275,572	88,986

Total costs and expenses	953,738	648,348

Loss from operations	(262,979)	(17,516)

Other expenses
Loss on debt conversion	225,656	-
Initial and change in fair value of derivative	(113,852)	-
Interest expense	211,512	32,478

Total other expenses	323,316	32,478

Loss before income taxes	(586,295)	(49,994)
Provision for income taxes	0	0

Net loss	$ (586,295)	$ (49,994)

Basic and diluted net loss per share	$ (0.02)	$ 0.00

Weighted average shares outstanding	31,104,815	14,976,544

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Number of Shares		Par Value		Additional	Accumulated	Total
	Common	Preferred	Common	Preferred	Paid-in Capital	Deficit	Stockholders’ Deficit
BALANCE, January 1, 2018	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued in settlement of debt	1,155,829	-	1,155	-	214,984	-	216,139
Shares issued upon warrant exercise	50,898	-	51	-	9,467	-	9,518
Shares issued for services	100,000	-	100	-	22,500	-	22,600
Net loss	-	-	-	-	-	(586,295)	(586,295)

BALANCE, March 31, 2018	32,203,271	500,000	$ 32,203	$ 500	$ 520,640	$ (2,491,621)	$ (1,938,278)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (586,295)	$ (49,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation for services	22,600	-
Amortization of debt discounts	172,443	-
Depreciation and amortization	21,591	14,155
Loss on debt conversion	225,656	-
Initial and change in fair value of derivative	(113,852)	-
Changes in operating assets:
Increase in receivables	(7,650)	-
Decrease in inventory	1,086	1,140
Increase in deposits and other assets	-	(4,680)
Changes in operating liabilities:
Decrease in accounts payable	(38,588)	(7,155)
Increase in accrued expenses	74,742	23,714
Increase in deferred rent	906	1,606

Net cash used in operating activities	(227,361)	(21,214)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable for cash	280,000	-
Payments on stockholder loan payable	(3,573)	(58,532)
Proceeds from third party notes payable	-	46,081
Payments on third party notes payable	(34,992)	(88,903)

Net cash provided by (used in) financing activities	241,435	(101,354)

Net increase (decrease) in cash	14,074	(76,487)

CASH, beginning of period	-	76,487

CASH, end of period	$ 14,074	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ 31,490
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as debt inducement	$ 85,000	$ --
Issuance of common stock in settlement of debt	$ 216,140	$ -
Issuance of common stock upon warrant exercise	$ 9,518	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

West Coast Ventures Group Corp. (“our”, “us”, “we”, “WCVC”or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies, under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

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

The Company plans to continue opening Illegal Burger restaurants, a quick casual high-end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The accompanying condensed consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC and Illegal Burger Capital Hill, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC and Illegal Burger Capital Hill, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of derivative instruments and share-based compensation.

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

d) Pre-opening Expenses

The Company accumulates the non-capitalizable expenses, such as rent, staffing and training, prior to opening a new location and reports them on a separate line item in the Condensed Consolidated Statement of Operations such that these costs do not skew results from ongoing restaurant operations. In the month in which a new location opens all ongoing expenses are then included with ongoing restaurant operations.

e) Rent

The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the condensed consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs.

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended March 31, 2018 and 2017.

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

The tax years subsequent to 2013 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2018	December 31, 2017
Level 3 - Embedded Derivative Liability	$443,586	$251,438

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2018 were as follows:

Balance, December 31, 2017	$251,438
Additions	306,000
Conversion	(16,528)
Changes in fair value of derivative	(97,324)
Balance, March 31, 2018	$443,586

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

k) Long-Lived Assets

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

n) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance)has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently delivered.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

o) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $0.6 million for the three months ended March 31, 2018 and have an accumulated deficit of approximately $2.5 million and a negative working capital of approximately $2.3 million at March 31, 2018, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(4) FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2018	December 31, 2017
Cost	$ 408,325	$ 408,325
Accumulated depreciation	(186,393)	(171,267)

Ending Balance	$ 221,932	$ 237,058

Depreciation expense was $15,126 and $13,940 for the three months ended March 31, 2018 and 2017, respectively.

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

Amortization expense was $6,465 and $215 for the three months ended March 31, 2018 and 2017, respectively.

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

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the build out of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $87,102 and $90,675 at March 31, 2018 and December 31, 2017, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits  to a personal line of credit collateralized as an equity line on his personal residence.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2017 totaled $166,082. At March 31, 2018 and December 31, 2017, the total payable balances inclusive of interest under the factoring agreements were $156,876 and $183,270, respectively.

In February and March 2018, we negotiated settlement agreements with two of these lenders to repay the balances owed at the rate of $8,000 per month over two years and $4,000 per month over one year.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $33,618 and $42,217 at March 31, 2018 and December 31, 2017, respectively.

c) Convertible Notes

In the first quarter 2018 the Company issued three convertible notes in exchange for $280,000 in cash. These notes mature two in nine months and one in six months and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 60% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company recorded the beneficial conversion feature as a debt discount, which is amortized to interest expense over the life of the loan.

In 2017 the Company entered into two convertible notes in exchange for $130,000 in cash. These notes mature in nine months and one year and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 55% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company recorded the beneficial conversion feature as a debt discount, which is amortized to interest expense over the life of the loan.

In 2017, the Company through a subsidiary, issued a Convertible Promissory Note in exchange for $30,000 in cash. This note matures in one year from issuance and carried a 10% interest rate. The note converts into shares of the Company’s common stock at a price of 65% of the average closing price for the Common Stock during the three (3) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company recorded the beneficial conversion feature as a debt discount, which is amortized to interest expense over the life of the loan.

In 2016, the Company issued a convertible note in the amount of $51,221. At issuance of the note, the Company recorded a beneficial conversion feature discount of $51,221. This note is due in January 2018 and carries a 4% interest rate. In July 2017, $30,000 of this note was converted into 3,000,000 shares of the Company’s common stock. At September 30, 2017, the unamortized discount is $5,188. This liability is classified within liabilities from discontinued operations.

d) Third Party Note Payable

In March 2015, the Company entered into an agreement with a third-party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement a first draw was entered into in the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six week period amounted to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

d) Third Party Note Payable, continued

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

At March 31, 2018 and December 31, 2017, the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

Certain third parties have advanced funds to WCVC to fund its ongoing operations. These advances have been formalized into demand notes payable, which, at March 31, 2018 and December 31, 2017, amount to $54,039 and carry a 5% interest rate. WCVC has a $250,000 note payable which is due in April 2018 and carries a 5% interest rate. All of these liabilities have been incorporated into liabilities from discontinued operations.

(9) STOCKHOLDERS’ DEFICIT

At March 31, 2018 and December 31, 2017, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 32,203,271 and 30,556,544 shares issued and outstanding, respectively. At March 31, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 shares issued and outstanding, respectively.

During 2017 the Company through a subsidiary issued 112,000 shares in exchange for $50,000 in cash. During 2017 the Company issued 500,000 shares of Series A preferred stock and 5,418,000 shares of common stock in connection with the reverse acquisition of Nixon Restaurant Group, Inc.

In the first quarter 2018 the Company issued 100,000 shares of common stock in exchange for services valued at $22,600. The Company issued 340,000 shares of common stock valued at $85,000 as a debt inducement. The Company issued 1,155,829 shares of common stock valued at $216,140 to settle $16,528 of convertible debt and 50,898 shares of common stock valued at $9,518 upon the cashless exercise of a warrant.

The rights and privileges of the Series A preferred stock are solely as a “super voting” stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold an aggregate number of votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the option of the holder.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 5 (five) restaurant spaces from unrelated parties. Rent expense paid was $109,106 and $98,786 for the three months ended March 31, 2018 and 2017.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	Total
2018 (9 months)	$ -	$ -	$ 54,462	$ 73,580	$ 49,133	$ 177,176
2019	$ -	$ -	$ 74,795	$ 102,643	$ 67,477	$ 244,915
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 249,182
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 151,968
2022	$ -	$ -	$ -	$ 102,643	$ -	$ 102,643
Thereafter	$ -	$ -	$ -	$ 321,616	$ -	$ 321,616
Total minimum lease payments	$ 0	$ 0	$ 232,226	$ 805,768	$ 209,505	$ 1,247,500

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill

The Company’s leases for El Senor Sol - Evergreen and Illegal Burger - Evergreen locations expired on August 31, 2017. The Company is currently leasing on a month to month basis and is negotiating new lease terms for these locations.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(11) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at March 31, 2018 and December 31, 2017.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(12) SUBSEQUENT EVENTS

a) Stockholder’s Deficit

On April 30, 2018, The Company’s CEO contributed 14,000,000 shares of  the Company’s common stock back to the Company, which were cancelled. This cancellation was a requirement of OTC Markets in order to approve the up-list of the Company to the OTC QB

In the second quarter 2018 the Company issued 300,000 shares of common stock valued at $36,000 in exchange for services.

Item 2.  Management’s Discussion and Analysis and Results of Operations

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

Overview

West Coast Ventures Group Corp. (“our”, “us”, “we” ,“WCVC” or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.

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

•

We own and operate the following five (5) restaurant locations:

•

J&F Restaurants, LLC was formed in Colorado on March 12, 2011 and owns and operates El Senor Sol, a casual Mexican restaurant located at 29017 Hotel Way, Unit 103B Evergreen, Colorado 80439-8235 which opened in June 2011.

•

J&F Restaurants, LLC also owns and operates Illegal Burger, an upscale fast casual restaurant located at 29017 Hotel Way, Unit 102B, Evergreen, Colorado 80439-8235 which opened in August 2013.

•

Illegal Burger, LLC was formed in Colorado on May 31, 2013 and owns and operates Illegal Burger, an upscale fast food restaurant located at 15400 W 64th Avenue, Unit E1A, Arvada Colorado 80007-6876which opened in January 2013,

•

Illegal Burger Writer Square LLC was formed in Colorado on April 19, 2015, and owns and operates an Illegal Burger location at 1512 Larimer Street, Suite R, Denver Colorado 80202-1690 which opened in January 2016, and

•

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

Our principal executive office is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007.  Our telephone number is 303-423-1300.  Our websites are: www.illegalburger.com and www.westcoastventuresgroupcorp.com.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

For the three months ended March 31, 2018, revenue generated was $690,759, as compared to $630,832 for the three months ended March 31, 2017. The year over year increase of approximately 9.3% was mainly attributable to expansion of our marketing, especially in the downtown location.

Cost of Sales

Ongoing restaurant cost of sales increased to $656,575 from $545,207, or 20.4%. This increase was primarily due to a corresponding increase in sales for the year and the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 95.1% and 86.4% for the three months ended March 31, 2018 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $34,184 and $85,625 for the three months ended March 31, 2018 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 5.0% and 13.6% for the three months ended March 31, 2018 and 2017, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2018 because of the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. At the end of the first quarter 2018 we raised our prices chain-wide to counteract the decrease in gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $275,572 compared to $88,986 for the three months ended March 31, 2017. 100% of the increase was the result of becoming a public company and the related ongoing expenses.

Net Loss

Net loss for the three months ended March 31, 2018 was $586,295 compared to a net loss of $49,994 for the three months ended March 31, 2017. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and derivative costs and loss on debt conversion settlement.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased $14,074 from $0 at December 31, 2017 to $14,074 at March 31, 2018. This increase was a result of cash provided by financing activities offset by cash used in operations.

Financing Activities

During the three months ended March 31, 2018, we received proceeds of $280,000 from issuance  of convertible notes and repaid $34,992 of third party debt and $3,573 of our stockholder loan. During the three months ended March 31, 2017, we received proceeds of third party debt of $46,081 and repaid $88,903 of third party debt and $58,532 to our stockholder.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables, accrued expenses and notes payable.   Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the condensed consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of March 31, 2018 and 2017.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2018, WCVC issued 340,000 shares of common stock valued at $85,000 as a debt inducement.

On February 5, 2018, WCVC issued 50,000 shares of common stock in exchange for services valued at $10,100.

On February 26, 2018, WCVC issued 50,000 shares of common stock in exchange for services valued at $12,500.

On May 10, 2018, WCVC issued 300,000 shares of common stock in exchange for services valued at $36,000.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: May 21, 2018	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)