Form 10-Q
period 2018-06-30
WEST COAST VENTURES GROUP CORP.
filed 2018-08-20
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15400 W 64th Ave, Unit E1A, Arvada, Colorado				80007
(Address of principal executive offices)				(Zip Code)
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
14,967,259 common shares issued and outstanding as of August 17, 2018

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

F-4

Condensed Consolidated Statements of Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2018	December 31, 2017
CURRENT ASSETS	(unaudited)
Cash	$ -	$ -
Receivables	31,668	32,020
Inventory	16,844	17,163
Prepaid expenses	18,245	18,245
Assets of discontinued operations	2,461	2,461
Total current assets	69,218	69,889
FIXED ASSETS
Equipment	237,973	235,738
Leasehold improvements	205,146	172,587
Total fixed assets	443,119	408,325
Less: accumulated depreciation	(202,124)	(171,267)
Net total fixed assets	240,995	237,058
OTHER ASSETS
Deposits and other assets	29,347	29,347
Intangible assets, net	108,830	121,760
Total other assets	138,177	151,107
Total Assets	$ 448,390	$ 458,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 156,748	$ 128,312
Accrued expenses	604,194	433,534
Deferred rent	51,822	50,688
Stockholder loan	97,390	90,675
Notes payable to third parties	648,310	661,858
Convertible notes payable to third parties, net of discounts	280,478	45,231
Fair value of derivative liabilities	791,226	251,438
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	3,111,726	2,143,294
Total Liabilities	3,111,726	2,143,294
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 0 shares issued and outstanding	500	500
Common stock, $0.001 par value, authorized 250,000,000 shares; 14,203,054 and 30,556,544 shares issued and outstanding	14,203	30,557
Additional paid-in capital	864,370	189,029
Accumulated deficit	(3,542,409)	(1,905,326)
Total Stockholders’ deficit	(2,663,336)	(1,685,240)
Total Liabilities and Stockholders’ Deficit	$ 448,390	$ 458,054

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Restaurant revenue, net of discounts	$ 746,327	$ 736,047	$ 1,437,086	$ 1,366,879

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	231,178	308,012	464,823	495,180
Wages and payroll taxes	243,781	203,322	455,105	381,039
Occupancy	125,665	142,978	250,065	259,541
Other restaurant costs	99,736	61,596	186,942	111,855
Depreciation and amortization	22,196	14,210	43,787	29,173
General and administrative expenses	276,709	120,886	552,281	228,671

Total costs and expenses	999,265	851,004	1,953,003	1,505,459

Loss from operations	(252,938)	(114,957)	(515,917)	(138,580)

Other expenses
Initial and change in fair value of derivative	520,145	- -	631,949	-
Interest expense	165,901	9,011	489,217	73,801

Total other expenses	686,046	9,011	1,121,166	73,801

Loss before income taxes	(938,984)	(123,968)	(1,637,083)	(212,381)

Provision for income taxes	-	-	-	-

Net loss	$ (938,984)	$ (123,968)	$ (1,637,083)	$ (212,381)

Basic and diluted net loss per share	$ (0.05)	$ (0.01)	$ (0.07)	$ (0.02)

Weighted average shares outstanding	19,248,054	15,148,082	25,144,510	15,118,478

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2018	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued upon conversion of convertible debt	4,505,612	-	4,505	-	478,364	-	482,869
Shares issued upon exercise of warrant	50,898	-	51	-	9,467	-	9,518
Shares issued for services	750,000	-	750	-	80,850	-	81,600
Shares contributed and cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Net loss	-	-	-	-	-	(1,637,083)	(1,637,083)

BALANCE, June 30, 2018	14,203,054	500,000	$ 14,203	$ 500	$ 864,370	$ (3,542,409)	$ (2,663,336)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,637,083)	$ (212,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation for services	81,600	-
Depreciation and amortization	43,787	29,173
Amortization of debt discounts	401,570	-
Initial and change in fair value of derivative	631,949	-
Changes in operating assets:
Decrease increase in receivables	352	-
Decrease (increase) in inventory	319	(1,091)
Increase in prepaid expenses	-	(450)
Increase in deposits and other assets	-	(4,880)
Changes in operating liabilities:
Increase in accounts payable	28,436	61,425
Increase in accrued expenses	170,659	49,090
Increase in deferred rent	1,134	2,356

Net cash used in operating activities	(277,277)	(76,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(34,794)	(13,801)

Net cash used in investing activities	(34,794)	(13,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for cash	-	50,000
Proceeds from issuance of convertible notes payable for cash	280,000	30,000
Proceeds from stockholder loan payable	15,900	55,089
Payments on stockholder loan payable	(9,185)	-
Proceeds from bank overdraft liability	40,671	-
Proceeds from third party notes payable	21,300	46,082
Payments on third party notes payable	(36,615)	(163,397)

Net cash provided in financing activities	312,071	17,774

Net change in cash	-	(72,785)
CASH, beginning of period	-	76,487
CASH, end of period	$ -	$ 3,702
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 22,351	$ 31,058
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as debt inducement	$ 85,000	$ -
Issuance of common stock upon conversion of debt	$ 482,870	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC and Illegal Burger Capitol Hill, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying condensed consolidated financial statements involved the valuation of share-based compensation and inputs used in the valuation of beneficial conversion feature derivatives associated with convertible notes.

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

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended June 30, 2018 and 2017.

g) Income Taxes

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The tax years 2017, 2016, 2015 and 2014 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

h) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at June 30, 2018 and December 31, 2017.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2018	December 31, 2017
Level 3 - Embedded Derivative Liability	$791,226	$251,438

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2018 were as follows:

Balance, December 31, 2017	$251,438
Portion of initial valuation recorded as debt discount	704,161
Reduction upon conversion or settlement	(398,161)
Change in fair value of derivative	233,788
Balance, June 30, 2018	$791,226

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

j) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value.

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

l) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount

m) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on the Company’s balance sheet.

n) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.6 million for the six months ended June 30, 2018 and have an accumulated deficit of approximately $3.5 million and a negative working capital of approximately $3.0 million at June 30, 2018, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(4) FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2018	December 31, 2017
Beginning balance	$ 408,325	$ 408,325
Additions: Equipment	34,794	-
Depreciation	(202,124)	(171,267)

Ending Balance	$ 240,995	$ 237,058

Depreciation expense was $30,857 and $28,743 for the six months ended June 30, 2018 and 2017, respectively.

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

Amortization expense was $12,930 and $430 for the six months ended June 30, 2018 and 2017, respectively.

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

(7) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016 the Company, through three wholly-owned subsidiaries of a wholly owned subsidiary, opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC, with the two separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017 the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00%, which was 5.5% at December 31, 2016, and maturity in March 2021. At June 30, 2018 and December 31, 2017, the balances of each of these lines were $0.

(8) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capitol Hill (2016) locations. This stockholder loan balance was $97,390 and $90,675 at June 30, 2018 and December 31, 2017, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits to a personal line of credit collateralized as an equity line on his personal residence.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

The Company, through J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC and Illegal Burger Capitol Hill, LLC, entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. At June 30, 2018 and December 31, 2017, the total payable balances exclusive of interest under these factoring agreements were $150,264 and $183,270, respectively.

During the first quarter 2018, we negotiated settlement agreements with two of these lenders to pay off the balances owed at the rate of $8,000 per month over two years and $4,000 per month over one year.

b) One Year Note

The Company, through J&F Restaurants, LLC, entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $38,525 and $42,217 at June 30, 2018 and December 31, 2017, respectively.

c) Convertible Notes

In the first quarter 2018, the Company entered into three convertible notes in exchange for $280,000 in cash. These notes mature two in nine months and one in six months and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 60% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In 2017, the Company entered into two convertible notes in exchange for $130,000 in cash. These notes mature in nine months and one year and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 55% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In 2017, the Company, through Nixon Restaurant Group, Inc., a wholly-owned subsidiary, issued a Convertible Promissory Note in exchange for $30,000 in cash. This note matures in one year from issuance and carried a 10% interest rate. The note converts into shares of the Company’s common stock at a price of 65% of the average closing price for the Common Stock during the three (3) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In 2016, the Company issued a convertible note in the amount of $51,221. At issuance of the note, the Company recorded a beneficial conversion feature discount of $51,221. This note was due in January 2018 and carries a 4% interest rate. In July 2017, $30,000 of this note was converted into 3,000,000 shares of the Company’s common stock. The balance of this liability has been incorporated into liabilities from discontinued operations.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

d) Third Party Note Payable

In March 2015, the Company, through Illegal Burger, LLC, entered into an agreement with a third party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement a first draw was entered into in the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six week period amounted to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

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

At both June 30, 2018 and December 31, 2017, the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

Certain other third parties advanced funds to WCVC to fund its ongoing operations prior to the reverse acquisition. These advances have been formalized into demand notes payable, which, at September 30, 2017, amounted to $54,039 and carried a 5% interest rate. WCVC has a $250,000 note payable which matured in April 2018 and carried a 5% interest rate. These liabilities have been incorporated into liabilities from discontinued operations.

(10) STOCKHOLDERS’ DEFICIT

At June 30, 2018 and December 31, 2017, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 14,203,054 and 30,556,544 issued and outstanding, respectively. At June 30, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding at both dates.

During 2017 the Company, through a subsidiary, issued 112,000 shares in exchange for $50,000 in cash. During 2017 the Company issued 500,000 shares of Series A preferred stock and 5,418,000 shares of common stock in connection with the reverse acquisition of Nixon Restaurant Group, Inc.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) STOCKHOLDERS’ DEFICIT, continued

In the first quarter 2018 the Company issued 100,000 shares of common stock in exchange for services valued at $22,600. The Company issued 340,000 shares of common stock valued at $85,000 as a debt inducement. The Company issued 1,155,829 shares of common stock valued at $216,140 to settle $16,528 of convertible debt and 50,898 shares of common stock valued at $9,518 upon the cash-less exercise of a warrant.

In the second quarter 2018 the Company issued 650,000 shares of common stock in exchange for services valued at $59,000. The Company issued 3,349,783 shares of common stock valued at $266,729 to settle $94,226 of convertible debt. The CEO of the Company contributed back to the Company and cancelled 22,000,000 shares of common stock valued at $3,140,000 pursuant to a request from OTC Markets as part of the approval to list the common stock on the OTCQB.

The rights and privileges of the Series A preferred stock are solely as a “super voting” stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold an aggregate votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the holders option.

(11) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 5 (five) restaurant spaces from unrelated parties. Rent expense paid was $211,294 and $218,120 for the six months ended June 30, 2018 and 2017.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	Total
2018 (6 months)	$ 24,000	$ 16,800	$ 36,308	$ 49,054	$ 32,756	$ 158,917
2019	$ 36,000	$ 25,200	$ 74,795	$ 102,643	$ 67,477	$ 306,115
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 249,182
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 151,968
2022	$ -	$ -	$ -	$ 102,643	$ -	$ 102,643
Thereafter	$ -	$ -	$ -	$ 321,616	$ -	$ 321,616
Total minimum lease payments	$ 60,000	$ 42,000	$ 214,072	$ 781,242	$ 193,128	$ 1,290,441

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill

The Company’s leases for El Senor Sol B Evergreen and Illegal Burger B Evergreen locations expired on August 31, 2017. The Company is currently leasing on a month to month basis and in August 2018 signed a new one year lease term for these locations.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(11) COMMITMENTS AND CONTINGENCIES, continued

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(12) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at June 30, 2018 and December 31, 2017.

(14) SUBSEQUENT EVENTS

a) Stockholders’ Deficit

In the third quarter 2018 the Company issued 764,205 shares of common stock valued at $19,869 to settle $7,102 of convertible debt.

b) Convertible Notes

In the third quarter 2018, the Company entered into a convertible note in exchange for $35,000 in cash. This note matures in eight and one-half months and carries a 12% interest rate. The note converts into shares of the Company’s common stock at a price of 61% of the average  of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In the third quarter 2018, a third party acquired, through an assignment, the remaining unconverted balances and accrued interest plus prepayment fees of three convertible notes. The purchased principal balances were $173,744, accrued interest of $10,303 and prepayment fees of $73,928 for total consideration of $257,974. The notes were immediately amended from a variable conversion rate to a fixed conversion rate.

In the third quarter the remaining convertible note with a remaining balance of $153,472 matured and the Company defaulted on payment. The lender commenced legal action to collect on the default. The Company is negotiating to reach a settlement with the lender for payment over 5 months which prohibits the lender from any conversions as long as the payments are made timely.

c) Real Property Leases

In the third quarter 2018, the Company entered into a 10 year lease for a new Illegal Burger to be located in Glendale, CO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the years ended December 31, 2017 and December 31, 2016, and the notes thereto. Additional information relating to WCVC is available through its brand website: www.illegalburger.com and www.westcoastventuresgroupcorp.com

Safe Harbor for Forward-Looking Statements

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

Our principal executive office is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007.  Our telephone number is (303) 423 1300. Our websites  are: www.illegalburger.com and www.westcoastventuresgroupcorp.com .

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

For the three months ended June 30, 2018, revenue generated was approximately $746,000, as compared to  approximately $736,000 for the three months ended June 30, 2017. The year over year increase of approximately 1.4% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales decreased to approximately $700,000 from approximately $716,000, or 2.2%. This decrease was primarily due to an active cost control program instituted during 2018. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 93.8% and 97.3% for the three months ended June 30, 2018 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was approximately $46,000 and approximately $20,000 for the three months ended June 30, 2018 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 6.2% and 2.7% for the three months ended June 30, 2018 and 2017, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was higher in 2018 in spite of the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. At the end of the first quarter 2018 we raised our prices chain-wide to counteract the decrease in gross profit seen in the first quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were approximately $277,000 compared to approximately $121,000 for the three months ended June 30, 2017. 100% of the increase of approximately $156,000 was the result of becoming a public company and the related ongoing expenses.

Net Loss

Net loss for the three months ended June 30, 2018 was approximately $939,000 compared to a net loss of approximately $124,000 for the three months ended June 30, 2017. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and principally, derivative costs.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

For the six months ended June 30, 2018, revenue generated was approximately $1,437,000, as compared to approximately $1,367,000 for the six months ended June 30, 2017. The year over year increase of approximately 5.1% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales increased to approximately $1,357,000 from approximately $1,247,000, or 8.1%. This increase was primarily due to high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 94.4% and 91.3% for the six months ended June 30, 2018 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was approximately $80,000 and approximately $119,000 for the six months ended June 30, 2018 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 5.6% and 8.7% for the six months ended June 30, 2018 and 2017, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2018 because of the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. At the end of the first quarter 2018 we raised our prices chain-wide to counteract the decrease in gross profit seen in the first quarter.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were approximately $552,000 compared to approximately $229,000 for the six months ended June 30, 2017. 100% of the increase of approximately $321,000 was the result of becoming a public company and the related ongoing expenses.

Net Loss

Net loss for the six months ended June 30, 2018 was approximately $1,637,000 compared to a net loss of approximately $212,000 for the six months ended June 30, 2017. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and principally, derivative costs.

Liquidity and Capital Resources

Cash Flow Activities

We used cash of approximately $277,000 for the six months ended June 30, 2018, approximately a $200,000 increase from the comparable period in 2017. The negative cash flows from operations mainly stem from net losses offset by non-cash charges and changes in working capital items.

Financing Activities

During the six months ended June 30, 2018, we received proceeds of $280,000 from issuance of convertible notes, $15,900 from our officer, $21,300 from the issuance of third party debt and repaid $36,615 of third party debt and $9,185 of our officer loan. During the six months ended June 30, 2017, we received proceeds of third party debt of $76,100, $50,000 from the sale and issuance of common stock of Nixon Restaurant Group, Inc., $55,089 from our officer and repaid approximately $183,800 of third party debt.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of June 30, 2018 and 2017.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 5, 2018, we were served with a lawsuit alleging default under a Convertible Promissory Note. We have negotiated a settlement for repayment with a series of payments over a five month period beginning August 31, 2018. This settlement also requires the lender to stay their lawsuit as long as the payments are made timely, which they have done as of the date of this filing. The settlement prohibits the lender from completing any conversions of the debt into common stock of the Company as long as the payments are made timely. We intend to sign the final agreement as drafted by the lender’s counsel upon receipt of the final agreement. This lender is also currently an affiliate of the Company. All of the shares beneficially held by this lender are being sold back to the Company under this settlement agreement whereby they will cease being an affiliate.

We know of no other material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter 2018, we issued 650,000 shares of common stock valued at $59,000 to 3 parties in exchange for services.

During the second quarter 2018, we issued 3,349,783 shares of common stock valued at $266,729 to 2 lenders settle convertible debt of $94,226.

During the second quarter 2018, our CEO contributed 22,000,000 shares of common stock back to the Company valued at $3,140,000, which were promptly cancelled by the Company. This was done at the request of OTC Markets as a part of the approval to list the stock for trading on the OTCQB.

In the third quarter 2018 the Company issued 764,205 shares of common stock valued at $19,869 to settle $7,102 of convertible debt.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: August 20, 2018	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)