Form 10-Q
period 2018-09-30
WEST COAST VENTURES GROUP CORP.
filed 2018-11-19
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15400 W 64th Ave, Unit E1A, Arvada, Colorado				80007
(Address of principal executive offices)				(Zip Code)
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
30,695,532 common shares issued and outstanding as of November 18, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS	(unaudited)
Cash	$ -	$ -
Receivables	40,327	32,020
Inventory	17,211	17,163
Prepaid expenses	18,245	18,245
Assets of discontinued operations	2,461	2,461
Total current assets	78,244	69,889
FIXED ASSETS
Equipment	276,270	235,738
Leasehold improvements	205,146	172,587
Total fixed assets	481,416	408,325
Less: accumulated depreciation	(227,969)	(171,267)
Net total fixed assets	253,447	237,058
OTHER ASSETS
Deposits and other assets	45,547	29,347
Intangible assets, net	102,365	121,760
Total other assets	147,912	151,107
Total Assets	$ 479,603	$ 458,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and bank overdraft	$ 180,080	$ 128,312
Accrued expenses	630,597	433,534
Deferred rent	51,711	50,688
Stockholder loan	118,386	90,675
Advances by third party	49,000	-
Notes payable to third parties	734,852	661,858
Settlement agreement payable to third party	185,000	-
Convertible notes -variable conversion, net of discounts	47,846	45,231
Fair value of derivative liabilities	59,563	251,438
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	2,538,593	2,143,294
LONG TERM LIABILITIES
Convertible notes - fixed conversion	263,462	-
Total long-term liabilities	263,462	-
Total Liabilities	2,802,055	2,143,294
STOCKHOLDERS' DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, authorized 250,000,000 shares; 19,281,532 and 30,556,544 shares issued and outstanding	19,282	30,557
Additional paid-in capital	1,686,645	189,029
Accumulated deficit	(4,028,879)	(1,905,326)
Total stockholders’ deficit	(2,322,452)	(1,685,240)
Total Liabilities and Stockholders’ Deficit	$ 479,603	$ 458,054

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Restaurant revenue, net of discounts	$ 806,989	$ 712,470	$ 2,244,075	$ 2,079,349

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	259,005	214,962	723,828	710,142
Wages and payroll taxes	144,250	213,780	599,355	594,819
Occupancy	134,962	131,988	385,027	391,529
Other restaurant costs	110,403	90,107	297,345	201,962
Depreciation and amortization	32,310	15,340	76,097	44,513
General and administrative expenses	281,893	126,722	834,174	355,394

Total costs and expenses	962,823	792,899	2,915,826	2,298,359

Loss from operations	(155,834)	(80,429)	(671,751)	(219,010)

Other expenses
Pre-opening expenses	9,550	-	9,550	-
Initial and change in fair value of derivative	(408,469)	-	223,480	-
Loss on debt conversion	417,088	-	417,088	-
Interest expense	312,467	30,710	801,684	104,511

Total other expenses	330,636	30,710	1,451,802	104,511

Loss from continuing operations before income taxes	(486,470)	(111,139)	(2,123,553)	(323,521)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(486,470)	(111,139)	(2,123,553)	(323,521)

Loss from discontinued operations, net of tax of $0	-	(486,932)		(486,932)

Net loss	$ (486,470)	$ (598,071)	$ (2,123,553)	$ (810,453)

Basic and diluted net loss per share - continuing operations	$ (0.03)	$ 0.00	$ (0.09)	$ (0.02)

Basic and diluted net loss per share - discontinued operations	$ 0.00	$ (0.02)	$ 0.00	$ (0.04)

Weighted average shares outstanding	17,800,808	28,060,892	22,720,442	19,460,178

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2018	30,556,544	500,000	$ 30,556	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,241)

Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued upon conversion of convertible debt	5,269,817	-	5,270	-	497,469	-	502,739
Shares issued upon exercise of warrant	50,898	-	51	-	9,467	-	9,518
Shares issued for services	1,500,000	-	1,500	-	98,850	-	100,350
Shares issued for cash	5,111,000	-	5,111	-	22,109	-	27,220
Shares repurchased and cancelled	(1,546,727)	-	(1,546)	-	(26,295)	-	(27,841)
Shares contributed and cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Reclassification of beneficial conversion derivative	-	-	-	-	789,356	-	789,355
Net loss	-	-	-	-	-	(2,123,553)	(2,123,553)

BALANCE, September 30, 2018	19,281,532	500,000	$ 19,282	$ 500	$ 1,686,645	$ (4,028,879)	$ (2,322,452)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,123,553)	$ (323,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation for services	100,350	-
Depreciation and amortization	76,097	44,513
Amortization of debt discounts	505,131	-
Prepayment and settlement penalties	118,728
Loss on debt conversion	417,088	-
Initial and change in fair value of derivative	223,480	-
Changes in operating assets:
Decrease increase in receivables	(8,307)	-
Increase in inventory	(48)	(495)
Increase in deposits and other assets	(16,200)	(4,131)
Changes in operating liabilities:
Increase in accounts payable	51,768	71,932
Increase in accrued expenses	197,063	114,222
Increase in deferred rent	1,023	2,960
Net cash used in operating activities	(457,380)	(94,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(73,091)	(13,801)
Net cash used in investing activities	(73,091)	(13,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for cash	27,220	-
Payment for repurchase of common stock	(34,000)	-
Proceeds from issuance of convertible notes payable for cash	348,000	30,000
Payments on settlement agreement	(15,000)	-
Proceeds from stockholder loan payable	12,296	69,049
Payments on stockholder loan payable	(9,980)	-
Proceeds from third party advances	49,000	-
Proceeds from bank overdraft liability	79,968	-
Proceeds from third party notes payable	181,998	180,488
Payments on third party notes payable	(109,031)	(209,376)
Net cash provided by financing activities	530,471	70,161
Net change in cash	-	(38,160)
CASH, beginning of period	-	76,487
CASH, end of period	$ -	$ 38,327
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 83,291	$ 75,049
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as debt inducement	$ 85,000	$ -
Issuance of common stock upon conversion of debt	$ 502,739	$ -
Issuance of common stock upon warrant exercise	$ 9,518	$ -

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

The Company operates 6 restaurants in the Denver, Colorado metro area. El Senor Sol - Evergreen is a Mexican restaurant which has been in operation for in excess of 7 (seven) full years. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in late January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in late June 2016. The fifth Illegal Burger is located in Glendale, CO and opened in October 2018.

The Company plans to continue opening Illegal Burger restaurants, a quick casual high-end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The accompanying consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capitol Hill, LLC and Illegal Burger CitiSet, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC, Illegal Burger Capit0l Hill, LLC and Illegal Burger CitiSet, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended September 30, 2018 and 2017.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2018	December 31, 2017
Level 3 - Embedded Derivative Liability	$59,563	$251,438

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2018 were as follows:

Balance, December 31, 2017	$251,438
Portion of initial valuation recorded as debt discount	855,924
Reduction upon conversion, assignment or settlement	(791,226)
Change in fair value of derivative	(256,573)
Balance, September 30, 2018	$59,563

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2.1 million for the nine months ended September 30, 2018 and have an accumulated deficit of approximately $4.0 million and a negative working capital of approximately $2.4 million at September 30, 2018, inclusive of current indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(4) FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2018	December 31, 2017
Beginning balance	$ 408,325	$ 408,325
Additions: Equipment	73,091	-
Depreciation	(227,969)	(171,267)

Ending Balance	$ 253,447	$ 237,058

Depreciation expense was $56,702 and $43,868 for the nine months ended September 30, 2018 and 2017, respectively.

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

Amortization expense was $19,395 and $645 for the nine months ended September 30, 2018 and 2017, respectively.

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

(7) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016 the Company, through three wholly-owned subsidiaries of a wholly owned subsidiary, opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC, with the two separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017 the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00%, and matured in March 2021. In February 2017, the principal stockholder these lines to a personal line of credit collateralized as an equity line on his personal residence. At September 30, 2018 and December 31, 2017 the balances of each of these lines were $0.

(8) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capitol Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $118,386 and $90,675 at September 30, 2018 and December 31, 2017, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits to a personal line of credit collateralized as an equity line on his personal residence.

(9) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

The Company, through Nixon Restaurant Group, Inc., J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC and Illegal Burger Capitol Hill, LLC, entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. At September 30, 2018 and December 31, 2017, the total payable balances inclusive of interest under these factoring agreements were $205,472 and $230,791, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

a) Future Receivables Sale Agreements, continued

During the first quarter 2018, we negotiated settlement agreements with two of these lenders to pay off the balances owed at the rate of $8,000 per month over two years and $4,000 per month over one year. The balance of these settlement agreements is $38,370 at September 30, 2018.

b) One Year Note

The Company, through J&F Restaurants, LLC, entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $376.64 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $31,984 and $51,608 at September 30, 2018 and December 31, 2017, respectively.

c) Convertible Notes - Variable Conversion

In the third quarter 2018, the Company entered into a convertible note in exchange for $68,000 in cash. This note matures in nine months and carries a 12% interest rate. The note converts into shares of the Company’s common stock at a price of 61% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company entered into a settlement agreement with the holder of one of the variable conversion notes which requires the Company to pay installments of $15,000 on August 31, $35,000 on October 31, $50,000 on November 30 and $100,000 on December 31, 2018. This agreement does not allow for the lender to convert any of the then remaining debt. The lenders’ only recourse is to file suit should the Company not make timely payments. This agreement included a penalty of $40,528 as a portion of the $200,000 total settlement of which $185,000 is outstanding at September 30, 2018.

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

In 2017, the Company, through a wholly-owned subsidiary, issued a Convertible Promissory Note in exchange for $30,000 in cash. This note matures in one year from issuance and carried a 10% interest rate. The note converts into shares of the Company’s common stock at a price of 65% of the average closing price for the Common Stock during the three (3) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

d) Convertible Notes - Fixed Conversion

During the third quarter of 2018, two parties purchased through assignment three of the variable conversion price convertible notes then outstanding. These parties immediately amended the notes to replace the variable conversion rate with a fixed conversion rate of $0.0035 per share of the Company’s common stock. The maturity dates of the three notes was extended to 2020 and 2021.

e) Third Party Notes Payable

In March 2015, the Company, through Illegal Burger, LLC, entered into an agreement with a third-party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement a first draw was entered into in the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six-week period amounted to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

In May 2015, when it was determined that this repayment structure was not practical for a restaurant operation, the lender agreed to restructure the Revolving Note into a Replacement Promissory Note. This Replacement Promissory Note carries interest at a stated rate of 18% with a maturity of June 1, 2016. The lender charged the Company a $25,000 penalty to convert the Revolving Note into a Replacement Promissory Note. The Replacement Promissory Note called for interest only payments in June, July and August 2015. Starting in September the terms called for the payment of interest, principal starting at $33,649 increasing monthly to $38,474 in June 2016, as the interest on the then outstanding balance fell. In addition, the Replacement Promissory Note called for the payment of a $106,000 Redemption Premium as part of the total monthly payment of $49,651.

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

At both September 30, 2018 and December 31, 2017, the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

On October 8, 2018, the lender filed suit in Broward County, Florida. The Company has received an extension of time to answer this lawsuit. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

Certain other third parties have advanced funds to WCVC to fund its ongoing operations prior to the reverse acquisition. These advances have been formalized into demand notes payable, which, at September 30, 2017, amount to $54,039 and carried a 5% interest rate. WCVC has a $250,000 note payable which matured in April 2018 and carried a 5% interest rate. These liabilities have been incorporated into liabilities from discontinued operations.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) STOCKHOLDERS’ DEFICIT

At September 30, 2018 and December 31, 2017, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 19,281,532 and 30,556,544 issued and outstanding, respectively. At September 30, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding at both dates.

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

In the third quarter 2018 the Company issued 750,000 shares of common stock in exchange for services valued at $18,750. The Company issued 764,205 shares of common stock valued at $19,769 to settle $7,102 of convertible debt. The Company issued 5,111,000 shares of common stock in exchange for $27,220 in cash. The Company repurchased and retired 1,546,727 shares of common stock for $34,000 in cash under a settlement agreement with the holder of a variable convertible note holder.

The rights and privileges of the Series A preferred stock are solely as a “super voting” stock, whereby each one share of Series A holds votes amounting to the equivalent of 100,000 shares of common stock. Therefore, the 500,000 shares of Series A issued and outstanding hold aggregate votes equal to 500,000,000 common shares. The Series A shares have no dividend rights, no liquidation preferences, are not transferable and can be redeemed by the holder for $5,000 in cash from the Company for the entire 500,000 share block at the holder’s option.

(11) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases six restaurant spaces from unrelated parties. Rent expense paid was $329,865 and $321,923 for the nine months ended September 30, 2018 and 2017.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(11) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	Total
2018 (3 months)	$ 12,000	$ 8,400	$ 18,154	$ 24,527	$ 16,378	$ 24,300	$ 91,759
2019	$ 36,000	$ 25,200	$ 74,795	$ 102,643	$ 67,477	$ 98,400	$ 368,515
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 100,200	$ 349,382
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 102,000	$ 253,968
2022	$ -	$ -	$ -	$ 102,643	$ -	$ 103,800	$ 206,443
Thereafter	$ -	$ -	$ -	$ 321,616	$ -	$ 621,600	$ 943,216
Total minimum lease payments	$ 48,000	$ 33,600	$ 195,918	$ 756,715	$ 176,750	$ 1,050,300	$ 2,213,283

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger Evergreen; IBA: Illegal Burger- Arvada; IBWS - Illegal Burger Writer Square; IBCH - Illegal Burger Capitol Hill; IBCS - Illegal Burger CitiSet

The Company’s leases for El Senor Sol - Evergreen and Illegal Burger - Evergreen locations expired on August 31, 2017. The Company is currently leasing on a month to month basis and in August 2018 signed new one-year leases for these locations.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The Company has received an extension of time to answer this lawsuit. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

(12) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at September 30, 2018 and December 31, 2017.

(13) SUBSEQUENT EVENTS

a) Operations

Illegal Burger CitiSet, the Company’s fifth Illegal Burger location, opened in October 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the years ended December 31, 2017 and December 31, 2016, and the notes thereto included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2018. Additional information relating to WCVC is available through its brand website: www.illegalburger.com and www.westcoastventuresgroupcorp.com

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A may constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to NRG or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in WCVC  MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. WCVC disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

West Coast Ventures Group Corp. (“our”, “us”, “we” ,“WCVC”or the “Company”) was originally incorporated as Energizer Tennis, Corp. on September 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on September 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.

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

We own and operate the following six (6) restaurant locations:

•

J&F Restaurants, LLC was formed in Colorado on March 12, 2011 and owns and operates El Senor Sol, a casual Mexican restaurant located at 29017 Hotel Way, Unit 103B, Evergreen, Colorado 80439-8235, which opened in September 2011.

•

J&F Restaurants, LLC also owns and operates Illegal Burger, an upscale fast casual restaurant located at 29017 Hotel Way, Unit 102B, Evergreen, Colorado 80439-8235, which opened in August 2013.

•

Illegal Burger, LLC was formed in Colorado on May 31, 2013 and owns and operates Illegal Burger, an upscale fast food restaurant located at 15400 W 64th Avenue, Unit E1A, Arvada Colorado 80007-6876, which opened in January 2013,

•

Illegal Burger Writer Square LLC was formed in Colorado on April 19, 2015, and owns and operates an Illegal Burger location at 1512 Larimer Street, Suite R, Denver Colorado 80202-1690, which opened in January 2016, and

•

Illegal Burger Capital Hill, LLC was formed in Colorado on March 4, 2016 and owns and operates an Illegal Burger location at 609 North Grant Street, Denver Colorado 80202-3506, which opened in September 2016.

F-4

•

Illegal Burger CitiSet, LLC was formed in Colorado on September 21, 2018 and owns and operates an Illegal Burger location at 652 South Colorado Boulevard, Unit A, Glendale Colorado 80246, which opened in October 2018.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

For the three months ended September 30, 2018, revenue generated was $806,989, as compared to $712,470 for the three months ended September 30, 2017. The year over year same store increase of approximately 13.3% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis and rapid growth on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales decreased to $648,620 from $650,837, or 0.3%. This decrease was primarily due to an active cost control program instituted during 2018. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 79.3% and 91.4% for the three months ended September 30, 2018 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $158,369 and $61,633 for the three months ended September 30, 2018 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 19.6% and 8.7% for the three months September 30, 2018 and 2017, respectively.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $281,893 compared to $126,722 for the three months ended September 30, 2017. 100% of the increase was the result of becoming a public company and the related ongoing expenses.

Net Loss

Net loss for the three months ended September 30, 2018 was $486,470 compared to a net loss of $111,139 for the three months ended September 30, 2017. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs;

ongoing public company expenses and principally, derivative costs.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

For the nine months ended September 30, 2018, revenue generated was $2,244,075, as compared to $2,079,349 for the nine months ended September 30, 2017. The year over year same store increase of approximately 7.9% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis on and growth of the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales increased to $2,005,555 from $1,898,452, or 5.6%. This increase was primarily due to high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 89.4% and 91.3% for the nine months ended September 30, 2018 and 2017, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $238,520 and $180,897 for the nine months ended September 30, 2018 and 2017, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 10.6% and 8.7% for the nine months ended September 30, 2018 and 2017, respectively.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $834,174 compared to $355,394 for the nine months ended September 30, 2017. 100% of the increase was the result of becoming a public company and the related ongoing expenses.

Net Loss

Net loss for the nine months ended September 30, 2018 was $2,123,553 compared to a net loss of $323,521 for the nine months ended September 30, 2017. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and principally, derivative costs.

Liquidity and Capital Resources

Cash Flow Activities

Cash was unchanged at $0 at September 30, 2018 and December 31, 2017.

Financing Activities

During the nine months ended September 30, 2018, we received proceeds of $348,000 from issuance of convertible notes, $12,296 from our officer, $181,998 from the issuance of third party debt, $49,000 from third party advances and $27,220 from the sale of our common stock and repaid $109,031 of third party debt, $15,000 on a convertible debt settlement agreement, $9,980 of our officer loan and $34,000 to repurchase 1,546,727 shares of our common stock under a convertible debt settlement agreement. During the nine months ended September 30, 2017, we received proceeds of third party debt of $180,488, $69,049 from our officer, $30,000 from issuance of a convertible note and repaid $209,346 of third party debt.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of September 30, 2018 and 2017.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 5, 2018, we were served with a lawsuit alleging default under a Convertible Promissory Note. We have negotiated a settlement for repayment with a series of payments over a five month period beginning August 31, 2018. This settlement also requires the lender to stay their lawsuit as long as the payments are made timely, which they have done as of the date of this filing. The settlement prohibits the lender from completing any conversions of the debt into common stock of the Company as long as the payments are made timely. This lender was also an affiliate of the Company. All of the shares beneficially held by this lender were sold back to the Company under this settlement agreement whereby they ceased being an affiliate. The Company has made the August 31, September 15 and October 31 payments under this settlement agreement.

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The Company has received an extension of time to answer this lawsuit. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

WCVC issued 5,111,000 shares of common stock to a two individuals in exchange for $27,220 in cash.

In the third quarter 2018 the Company issued 750,000 shares of common stock to one individual in exchange for services valued at $18,750.

The Company issued to two funds 764,205 shares of common stock valued at $19,769 to settle $7,102 of convertible debt.

The Company repurchased and retired 1,546,727 shares of common stock for $34,000 in cash under a settlement agreement with the holder of a variable convertible note holder.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: November 19, 2018	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)