Form 10-K
period 2018-12-31
WEST COAST VENTURES GROUP CORP.
filed 2019-04-16
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2018

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number	000-54948

WEST COAST VENTURES GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15400 W. 64th Avenue, Unit E1A, Arvada, Colorado	80007
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(303) 423-1300

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $1,501,304_ based on a $0.055 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
April 15, 2019 - 41,050,532 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

West Coast Ventures Group Corp. (“WCVC”, the “Company”, “our”, “us” or “we”) was originally incorporated as Energizer Tennis Corp. on June 16, 2011 in the state of Nevada. WCVC entered into a reverse acquisition transaction whereby WCVC acquired Nixon Restaurant Group, Inc. (“NRG”) on October 4, 2017, which was effective January 1, 2017 for accounting purposes.

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

Since WCVC acquired the Acquired Entities, it has been operating six restaurants in the greater Denver, Colorado metro area: (1) El Senor Sol, a Mexican cuisine restaurant in located in Evergreen, Colorado, which has been operating in excess of five years; (2) Illegal Burger, which opened in August 2013 and is located beside the El Senor Sol restaurant in Evergreen, Colorado; (3) Illegal Burger, located in Arvada, Colorado, which opened in April 2014; (4) Illegal Burger, located in downtown Denver, Colorado, which opened in January 2016, (5) Illegal Burger, located in the Capital Hill Neighborhood of Denver, Colorado, which opened in June 2016 and Illegal Burger, located in Glendale, Colorado which opened in October 2018. The Company plans to continue opening Illegal Burger restaurants throughout the Denver metro area and expects to expand operations to other areas of the United States.

The Company’s executive (or corporate) offices are located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007. Our telephone number is 303-423-1300 and our website is www.westcoastventuresgroupcorp.com.

Cautionary note regarding forward-looking statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as well as some statements in press releases and some oral statements of the Company's officers during presentations about the Company include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors and the rapidly changing environment we operate in.

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

In addition, one of our biggest challenges in implementing our growth strategy is locating and securing an adequate supply of suitable sites for new restaurants. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on securing desirable sites and other factors, including:

-negotiating leases with acceptable terms;

-identifying, hiring and training qualified employees in each local market;

-timely delivery of leased premises to us from our landlords and punctual commencement of our build-out construction activities;

-managing construction and development costs of new restaurants, particularly in competitive markets;

-obtaining construction materials and labor at acceptable costs;

-securing required governmental approvals, permits and licenses (including construction and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations, and

-avoiding the impact of inclement weather, natural disasters and other calamities.

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

Our expansion into new markets and restaurant concepts may present increased risks.

We plan to open new restaurant concepts and restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. As a result, these new restaurants may be less successful. We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

Our existing restaurants and new restaurants may not be profitable.

Our restaurants may not be profitable. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate new restaurants profitably and increase average restaurant revenue and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

-consumer awareness and understanding of our brand;

-general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

-changes in consumer preferences and discretionary spending;

-difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

-increases in prices for commodities, including beef and other proteins;

-inefficiency in our labor costs as the staff gains experience;

-competition, either from our competitors in the restaurant industry or our own restaurants;

-temporary and permanent site characteristics of new restaurants;

-changes in government regulation, and

-other unanticipated increases in costs, any of  which could give rise to delays or cost overruns.

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

We intend to develop new restaurants in our existing markets, expand into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must secure appropriate restaurant sites, one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

-evaluating size of the site, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales;

-competition in new markets, including competition for restaurant sites;

-financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;

-developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

-proximity of potential restaurant sites to existing restaurants;

-anticipated commercial, residential and infrastructure development near the potential restaurant site, and

-availability of acceptable lease terms and arrangements.

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

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. In 2017, minimum wage for non-tipped employees in the State of Colorado (where all of our restaurants are currently located) was $9.30 per hour but increased to $10.20 per hour on January 1, 2018 and to $11.10 on January 1, 2019. The minimum wage for tipped employees in the State of Colorado was $7.18 per hour in 2018 which rose to $8.08 on January 1, 2019. Moreover, municipalities may set minimum wages above the applicable state standards. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Alternatively, if management determines the Company should increase menu prices to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

-minimum wages;

-mandatory health benefits;

-vacation accruals;

-paid leaves of absence, including paid sick leave, and tax reporting.

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

In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. The PPACA will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We intend to offer such benefits in mid- to late-2019 and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and for an increased number of employees who we anticipate will elect to obtain coverage through a healthcare plan we subsidize in part. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Our Articles of Incorporation authorize us to issue 650,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of the date of this filing, we had 41,050,532 shares of common stock and 500,000 preferred shares outstanding.  Accordingly, we may issue up to an additional 608,949,468 shares of common stock and 9,500,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office, for all operations, is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado. Additionally, the Company currently operates six restaurant locations in the greater metropolitan area of Denver, Colorado. The El Senior Sol and Illegal Burger operating in Evergreen, Colorado have a one year lease expiring in August 2019. The lease for the Illegal Burger property operating in Arvada, Colorado expires in January 2021.  The lease has a one-time automatic renewal for 5 years.  The lease for the Illegal Burger property operating in Capital Hill, Denver, Colorado expires in April of 2021.  The lease has a one time automatic renewal for 5 years. The lease for the Illegal Burger property operating in Writer Square, Denver, Colorado expires in October 2025, and has 2 automatic renewal for 5 years each renewal. The lease for the Illegal Burger property operating in Glendale, Denver, Colorado expires in October 2028.  The lease has 2 automatic renewals for 5 years each.

Item 3. Legal Proceedings.

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

OTC Markets
Quarter Ended	High	Low
December 31, 2017	$6.00	$0.17
March 31, 2018	$0.35	$0.022
June 30, 2018	$0.22	$0.029
September 30, 2018	$0.058	$0.012
December 31, 2018	$0.282	$0.017
March 31, 2019	$0.09	$0.032

Holders

As of December 31, 2018 there were approximately 97 shareholders of record of the Company’s common stock and 1 shareholder of the Company’s preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

In the first quarter 2018 the Company issued 100,000 shares of common stock in exchange for services valued at $22,600. The Company issued 340,000 shares of common stock valued at $85,000 as a debt inducement. The Company also issued 1,155,829 shares of common stock valued at $216,140 to settle $16,528 of convertible debt and 50,898 shares of common stock valued at $9,518 upon the cashless exercise of a warrant.

In the second quarter 2018 the Company issued 650,000 shares of common stock in exchange for services valued at $59,000. The Company also issued 3,349,783 shares of common stock valued at $266,729 to settle $94,226 of convertible debt.

In the third quarter 2018 the Company issued 750,000 shares of common stock in exchange for services valued at $18,750. The Company issued 764,205 shares of common stock valued at $19,869 to settle $7,102 of convertible debt. The Company issued 5,111,000 shares of common stock in exchange for $27,220 in cash.

In the fourth quarter 2018 the Company issued 10,000,000 shares to the Company’s principal officer in settlement of  $100,000 of accrued payroll due to him. The Company issued 4,625,000 shares of common stock valued at $289,375 to settle $16,187 of convertible debt.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In April and May 2018, the Company’s CEO and his spouse contributed 22,000,000 shares of the Company’s  common stock valued at $3,140,000 to the Company which cancelled the shares pursuant to a request from OTC Markets as part of the approval to list the Company’s common stock on the OTCQB.

In September 2018, the Company repurchased and retired 1,546,727 shares of common stock for $34,000 in cash under a settlement agreement with a convertible note holder.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the years ended December 31, 2018 and December 31, 2017, and the notes thereto. Additional information relating to WCVC is available through its brand website: www.illegalburger.com and www.westcoastventuresgroupcorp.com  and www.illegalbrands.com.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Nixon Restaurant Group, Inc. (NRG) or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in WCVC  MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. WCVC disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We own and operate the following eight (8) restaurant locations and other entities:

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

Illegal Burger CitiSet, LLC was formed in Colorado on June 21, 2018 and owns and operates an Illegal Burger location at 652 South Colorado Boulevard, Unit A, Denver Colorado 80246 which opened in October 2018.

Illegal Burger Franchising, LLC was formed in Colorado on January 17, 2019 to be the entity to sell franchises. Filing and offering documents for such are being prepared.

Illegal Brands, LLC was formed in Colorado on April 1, 2019 to be the entity to sell products which are currently under development.

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019 to acquire an existing pizza restaurant location in Lauderhill, Florida which will be re-branded to the Company’s new concept - Illegal Pizza. The acquisition was consummated on April 9, 2019.

Illegal Brands IP, LLC was formed in Colorado on April 10, 2019 to own the trademarked name and logo for Illegal Burger, Illegal Pizza and Illegal Brands.

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

Our principal executive office is located at 15400 W. 64th Avenue, Unit E1A, Arvada, Colorado 80007.  Our telephone number is 303-423-1300.  Our websites are: www.illegalburger.com and www.westcoastventuresgroupcorp.com and www.illegalbrands.com.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

For the year ended December 31, 2018, revenue generated was $3,054,623, as compared to $2,724,713 for the year ended December 31, 2017. The year over year increase of approximately 12.11% was mainly attributable to expansion of our marketing, especially in the Writer Square location. Our year over year same store sales growth was 6.98%.

Cost of Sales

Ongoing restaurant cost of sales increased to $2,921,266 from $2,535,016, or an increase of 15.25%. This increase was primarily due to a corresponding increase in sales for the year and the current trend of high personnel turnover in the industry as well as the minimum wage increase in Colorado, requiring higher cost of training of staff and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 95.65% and 93.00% for the years ended December 31, 2018 and 2017, respectively.

Gross Profit

Our year over year same store restaurant operations gross profit was $171,302 and $189,697 for the years ended December 31, 2018 and 2017, respectively. Our year over year same store restaurant gross profit, as a percentage of sales, was approximately 5.61% and 7.0% for the years ended December 31, 2018 and 2017, respectively. (CitiSet was not open in 2017 and its results were not included in Gross Profit calculation).

Our year over year same store restaurant operations gross profit, as a percentage of gross sales was lower in 2018 because of the current trend of high personnel turnover in the industry, requiring higher cost of training of staff and our increased marketing costs and CitiSet location only being open for 3 months.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $919,540 compared to $500,096 for the year ended December 31, 2017. The increase was additional costs of being a public company and our continued expenditures to ensure that the restaurants are run efficiently and effectively. We implemented several new computer systems in this process as well as revised, updated and developed system and process manuals for both operations and training.

Net Loss

Net loss for the year ended December 31, 2018 was $1,756,548 compared to a net loss of $637,394 for the year ended December 31, 2017. This increase in the loss was the result of many factors: the current trend of high personnel turnover in the industry, requiring higher cost of training of staff; our increased marketing costs; continued expenditures to ensure that the restaurants are run efficiently and effectively; implementation of several new computer systems in this process; revised, updated and developed system and process manuals for both operations and training; derivative expense and interest expense.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $0 at December 31, 2017 to $9,635 at December 31, 2018. This increase was a result of proceeds from issuances of debt and equity, offset by an increase in operating and investing costs.

Financing Activities

During 2018, we received proceeds of third party debt of $421,545; $698,000 from proceeds of convertible debt and $27,220 for the sale of common stock; $115,759 from a stockholder loan and repaid $171,687 of third party debt.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, trade receivables, payables, accrued expenses and indebtedness.   Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature and/or market interest.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2018 and 2017.

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

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of West Coast Ventures Group Corp.

Arvada, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of West Coast Ventures Group Corp. (the “Company”) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company had accumulated losses of approximately $3.7 million and negative working capital of approximately $2.7 million at December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Fort Lauderdale, Florida

April 16, 2019

WEST COAST VENTURES GROUP CORP.

Consolidated Balance Sheets

December 31,

ASSETS	2018	2017
CURRENT ASSETS
Cash	$ 9,635	$ -
Receivables	32,303	32,020
Inventory	19,984	17,163
Prepaid expenses	30,605	18,245
Assets of discontinued operations	2,461	2,461
Total current assets	94,988	69,889
FIXED ASSETS
Equipment	277,296	235,738
Leasehold improvements	207,546	172,587
Total fixed assets	484,842	408,325
Less: accumulated depreciation	(250,394)	(171,267)
Net total fixed assets	234,448	237,058
OTHER ASSETS
Deposits and other assets	43,314	29,347
Intangible assets, net	87,556	121,760
Total other assets	130,870	151,107
Total Assets	$ 460,306	$ 458,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 60,222	$ 128,312
Accrued expenses	607,525	433,534
Deferred rent	64,661	50,688
Stockholder loans	206,434	90,675
Third party advances	265,500	-
Notes payable to third parties	692,879	661,858
Convertible notes payable to third parties, net of discounts	250,276	45,231
Fair value of derivative liabilities	201,891	251,438
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	2,830,946	2,143,294
Total Liabilities	2,830,946	2,143,294
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, authorized 250,000,000 shares; 33,906,532 and 30,556,544 shares issued and outstanding	33,907	30,557
Additional paid-in capital	1,256,827	189,029
Accumulated deficit	(3,661,874)	(1,905,326)
Total stockholders’ deficit	(2,370,640)	(1,685,240)
Total Liabilities and Stockholders’ Deficit	$ 460,306	$ 458,054

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Operations

Year ended December 31,

	2018	2017

REVENUES
Restaurant revenue, net of discounts	$ 3,054,623	$ 2,724,713
COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	947,927	903,554
Wages and payroll taxes	1,029,896	828,442
Occupancy	545,733	507,438
Other restaurant costs	398,110	295,582
Depreciation and amortization	118,617	66,105
General and administrative expenses	919,540	500,096
Total costs and expenses	3,959,823	3,101,217
Loss from operations	(905,200)	(376,504)
Other expenses
Pre-opening expenses	9,550	-
Initial and change in fair value of derivative	(233,714)	121,438
Loss on debt conversion	417,088	-
Gain on extinguishment of debt	(144,054)	-
Interest expense	802,478	139,452
Total other expenses	851,348	260,890

Loss before income taxes	(1,756,548)	(637,394)
Provision for income taxes	0	0
Net loss	$ (1,756,548)	$ (637,394)

Basic and diluted net loss per share	$ (0.07)	$ (0.03)

Weighted average shares outstanding	24,334,196	19,444,040

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Consolidated Statement of Stockholders’ Deficit

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2017	14,976,544	-	$ 14,977	$ -	$ 619,362	$ (1,267,932)	$ (633,593)

Shares issued for cash	7,112,000	-	7,112	-	47,521	-	54,633
Shares issued in settlement of debt	3,000,000	-	3,000	-	27,000	-	30,000
Shares issued to effect acquisition	5,418,000	500,000	5,418	500	(515,804)	-	(509,886)
Shares issued for services	50,000	-	50	-	10,950	-	11,000
Net loss	-	-	-	-	-	(637,394)	(637,394)

BALANCE, December 31, 2017	30,556,544	500,000	30,557	500	189,029	(1,905,326)	(1,685,240)

Shares issued for cash	5,111,000	-	5,111	-	22,109	-	27,220
Shares issued in settlement of debt	9,894,817	-	9,895	-	509,031	-	518,226
Shares issued in settlement of accrued compensation	10,000,000	-	10,000	-	90,000	-	100,000
Shares issued for services	1,500,000	-	1,500	-	98,850	-	100,350
Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued at warrant exercise	50,898	-	51	-	9,467	-	9,518
Shares cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Shares repurchased and cancelled	(1,546,727)	-	(1,547)	-	(26,294)	-	(27,841)
Beneficial Conversion feature	-	-	-	-	257,975		257,975
Net loss	-	-	-	-	-	(1,756,548)	(1,756,548)

BALANCE, December 31, 2018	33,906,532	500,000	$ 33,907	$ 500	$ 1,256,827	$ (3,661,874)	$ (2,370,640)

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Cash Flows

Year ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,756,548)	$ (637,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation for services	200,350	11,000
Depreciation and amortization	118,617	66,105
Initial and change in fair value of derivative	(233,714)	121,438
Loss on debt conversion	417,088	-
Gain on debt extinguishment	(144,054)	-
Amortization of debt discounts	529,061	-
Vendor incentive	44,000	-
Amortization of deferred rent	5,977	-
Changes in operating assets:
Increase in receivables	(283)	(32,020)
Increase in inventory	(2,821)	(1,622)
(Increase) decrease in prepaid expenses	(12,359)	7,818
Increase in deposits and other assets	(13,967)	(12,600)
Changes in operating liabilities:
(Decrease) increase in accounts payable	(68,091)	103,216
Increase in accrued expenses	73,991	172,827
Increase in deferred rent	17,993	3,865
Net cash used in operating activities	(824,760)	(197,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(71,156)	(13,800)
Reimbursement from landlord	54,000	-
Purchase of intangible assets	(5,286)	-
Net cash used in investing activities	(22,442)	(13,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	27,220	50,000
Repurchase of common stock under settlement agreement	(34,000)	-
Proceeds from issuance of convertible notes payable for cash	698,000	160,000
Payments on settlement agreement	(200,000)	-
Proceeds from stockholder loan payable	115,759	17,874
Proceeds from third party notes payable and advances	421,545	166,082
Payments on third party notes payable	(171,687)	(259,277)
Net cash provided in financing activities	856,837	134,679
Net increase (decrease) in cash	9,635	(76,488)
CASH, beginning of year	-	76,487
CASH, end of year	$ 9,635	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 67,455	$ 79,109
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock upon conversion of debt	$ 518,926	$ 30,000
Issuance of note payable for fixed assets	$ 60,704	$ -
Issuance of common stock as debt inducement	$ 85,000	$ -
Issuance of common stock upon warrant exercise	$ 9,518	$ -
Issuance of common stock in reverse acquisition	$ -	$ (508,986)

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

The Company operates 6 restaurants in the Denver, Colorado metro area. El Senor Sol - Evergreen is a Mexican restaurant which has been in operation for in excess of five full years. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in late January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in late June 2016. The fifth Illegal Burger is located in Glendale and opened in early October 2018.

The Company plans to continue opening Illegal Burger restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The accompanying consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC, and Illegal Burger CitiSet, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC; Illegal Burger Capital Hill, LLC and Illegal Burger CitiSet, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

b) Use of Estimates

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

c) Accounts Receivable

Accounts receivable is primarily the amount due from the merchant account processor of debit and credit card payments.

d) Fixed Assets

Equipment is recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

e) Pre-opening Expenses

The Company accumulates the non-capitalizable expenses, such as rent, staffing and training, prior to opening a new location and reports them on a separate line item in the Consolidated Statement of Operations such that these costs do not skew results from ongoing restaurant operations. Beginning in the month in which a new location opens all ongoing expenses are then included with ongoing restaurant operations.

f) Rent

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

g) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended December 31, 2018 and 2017.

h) Income Taxes

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

The tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

j) Financial Instruments and Fair Value Measurements

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2018	2017
Level 3 - Embedded Derivative Liability	$196,009	$251,438

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 were as follows:

Balance, December 31, 2017	$251,438
Portion of initial valuation recorded as debt discount	567,645
Reduction upon conversion, assignment or settlement	(310,491)
Change in fair value of derivative	(312,583)
Balance, December 31, 2018	$196,009

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

k) Derivatives

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

l) Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value. There were no impairment losses recorded in 2018 and 2017.

m) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount

n) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on its consolidated balance sheet.

o) Revenue Recognition

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Codification, (“ASC”), 606, “Revenue from Contracts with Customer” effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its consolidated financial statements and disclosures.

The Company’s consolidated financial statements are prepared under the accrual method of accounting. Revenues are recognized when pervasive evidence of an arrangement exists, services have been rendered (product delivered), the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product(s) is ordered and subsequently delivered.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

p) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market.

q) Intangible Assets

Intangible assets are being amortized using straight line method over the remaining life of the location lease term, generally five, seven or ten years.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.8 million for the year ended December 31, 2018 and have an accumulated deficit of approximately $3.7 million and a negative working capital of approximately $2.7 million at December 31, 2018, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

December 31,	2018	2017
Beginning balance	$ 408,325	$ 394,524
Additions: Equipment	95,558	-
Additions: Leasehold improvements	34,959	13,801
Landlord reimbursement	(54,000)	-
Depreciation	(250,394)	(171,267)
Ending Balance	$ 234,448	$ 237,058

Depreciation expense was $79,127 and $58,995 for the years ended December 31, 2018 and 2017, respectively.

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

In September 2018, as part of the acquisition of the CitiSet location, the Company acquired a liquor license for $5,286 in cash. The Company is amortizing this value of the remaining term of the lease.

Amortization expense was $39,490 and $7,110 for the years ended December 31, 2018 and 2017, respectively.

Amortization expense will be $13,712 each year for the next five years, or a total of $68,562.

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

(7) SHORT-TERM BANK REVOLVING LINES OF CREDIT

In 2016 the Company opened three short term revolving lines of credit with its bank to be utilized as overdraft protection and to cover short-term cash shortfalls. These lines were entered into by J&F Restaurants, LLC, with the two separate lines being tied to the bank accounts of El Senor Sol - Evergreen and Illegal Burger - Evergreen, and Illegal Burger, LLC - Arvada.  In February 2017 the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. The lines carried a variable interest rate of Wall Street Prime Index Rate plus 2.00% and matured in March 2021. In February 2017, the principal stockholder converted these lines to a personal line of credit collateralized as an equity line on his personal residence. At December 31, 2018 and 2017 the balances of each of these lines were $0.

(8) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014), Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capital Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $206,434 and $94,509 at December 31, 2018 and 2017, respectively. In February 2017 the principal stockholder converted the three short-term bank revolving line of credits to a personal line of credit collateralized as an equity line on his personal residence.

(9) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

The Company, through Nixon Restaurant Group, Inc., J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC and Illegal Burger Capitol Hill, LLC entered into several agreements at various times to obtain advances against future restaurant credit/debit card sales. The agreements provides for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2018 and 2017 totaled $140,000 and $166,082, respectively. At December 31, 2018 and 2017, the total payable balances inclusive of interest under the factoring agreements were $154,770 and $248,883, respectively. During the first quarter 2018, we negotiated settlement agreements with two of these lenders to pay off the balances owed at the rate of $8,000 per month over two years and $4,000 per month over one year.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

a) Future Receivables Sale Agreements, continued

In October 2018 the principal stockholder paid off one of these balances with a $35,000 settlement. The balance of the remaining settlement agreement is $3,644 at December 31, 2018.

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which was net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $28,038 and $42,217 at December 31, 2018 and 2017, respectively.

c) Convertible Notes - Variable Conversion

In the fourth quarter 2018, the Company entered into a convertible note in exchange for $138,000 in cash. This note matures in nine months and carries a 12% interest rate. The note converts into shares of the Company’s common stock at a price of 61% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $189,380, with a related debt discount of $138,000, and an immediate loss of $51,380.

In the third quarter 2018, the Company entered into two convertible notes in exchange for $68,000 in cash. These notes mature in nine months and carries a 12% interest rate. These notes convert into shares of the Company’s common stock at a price of 61% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $151,769, with a related debt discount of $68,000, and an immediate loss of $83,763.

The Company entered into a settlement agreement with the holder of one of the convertible notes which required the Company to pay installments of $15,000 on August 31, $35,000 on October 31, $50,000 on November 30 and $100,000 on December 31, 2018. This agreement did not allow for the lender to convert any of the then remaining debt. This agreement included a penalty of $40,528 as a portion of the $200,000 total settlement of which $0 is outstanding at December 31, 2018.

In the first quarter 2018, the Company entered into three convertible notes in exchange for $280,000 in cash. These notes mature two in nine months and one in six months and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 60% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $306,000, with a related debt discount of $306,000, and an immediate loss of $0.

In 2017 the Company entered into two convertible notes in exchange for $130,000 in cash. These notes mature in nine months and one year and carry 12% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 61% and 55% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $218,686, with a related debt discount of $130,000, and an immediate loss of $88,686.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible Notes - Variable Conversion, continued

In 2017, the Company, through a subsidiary, issued a Convertible Promissory Note in exchange for $30,000 in cash. This note matures in one year from issuance and carried a 10% interest rate. The note converts into shares of the Company’s common stock at a price of 65% of the average closing price for the Common Stock during the three (3) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Because this note was entered into in a non-trading subsidiary no derivative was recognized.

d) Convertible Notes - Fixed Conversion

During the third quarter of 2018, two related parties purchased, through assignment, three of the variable conversion price convertible notes then outstanding. These parties immediately amended the notes to replace the variable conversion rate with a fixed conversion rate of $0.0035 per share of the Company’s common stock. The maturity dates of the three notes was extended to 2020 and 2021.immediately amended the notes

During the fourth quarter of 2018, one of the parties that purchased one of the variable conversion price convertible notes assigned $50,000 of their note to a third party for $50,000 in cash. This new party immediately amended the assigned note portion to a fixed conversion rate of $0.01 per share of the Company’s common stock. The maturity date of this note was extended to December 31, 2021. The Company recognized no gain or loss associated with this modification.

In the fourth quarter 2018, the Company entered into a convertible note in exchange for $100,000 in cash. This note matures in one year and carries a 10% Original Issue Discount (OID). The note converts into shares of the Company’s common stock at a price of $0.05 per share.

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

In May 2015, when it was determined that this repayment structure was not practical for a restaurant operation, the lender agreed to restructure the Revolving Note into a Replacement Promissory Note. This Replacement Promissory Note carries interest at a stated rate of 18% with a maturity of June 1, 2016. The lender charged the Company a $25,000 penalty to convert the Revolving Note into a Replacement Promissory Note. The Replacement Promissory Note called for interest only payments in June, July and August 2015. Starting in September the terms called for the payment of interest, principal starting at $33,649 increasing monthly to $38,474 in June 2016, as the interest on the then outstanding balance fell. In addition, the Replacement Promissory Note called for the payment of a $106,000 Redemption Premium as part of the total monthly payment of $49,651. As a direct result of delays in opening the new Writer Square location, the lender agreed to interest only payments via ACH draft every Monday.  In June 2015, the Company paid $1,080 per week, which was increased to $1,200 per week for July 1 through October 15, 2015. It was then increased to $1,500 per week from October 16, 2015 through the third week of March 2016, when it was increased to $2,000 per week. At both December 31, 2018 and 2017 the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these fees are due upon prepayment. The creditor filed a claim demanding repayment of all amounts outstanding in the amount of $565,267 plus interest, costs and attorney fees.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

e) Third Party Note Payable, continued

Certain third parties have advanced funds to WCVC to fund its ongoing operations. These advances have been formalized into demand notes payable, which, at September 30, 2017, amount to $54,039 and carry a 5% interest rate. WCVC has a $250,000 note payable which is due in April 2018 and carries a 5% interest rate. These liabilities have been incorporated into liabilities from discontinued operations.

(10) STOCKHOLDERS’ DEFICIT

At December 31, 2018 and 2017, the Company has 250,000,000 shares of par value $0.001 common stock authorized and 33,906,532 and 30,556,544 issued and outstanding, respectively. At December 31, 2018 and 2017, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 and 500,000 issued and outstanding, respectively.

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

In the second quarter 2018 the Company issued 650,000 shares of common stock in exchange for services valued at $59,000. The Company issued 3,349,783 shares of common stock valued at $266,729 to settle $94,226 of convertible debt. The CEO of the Company and his spouse contributed 22,000,000 shares of common stock valued at $3,140,000 to the Company which cancelled the shares, pursuant to a request from OTC Markets as part of the approval to list the common stock on the OTCQB.

In the third quarter 2018 the Company issued 750,000 shares of common stock in exchange for services valued at $18,750. The Company issued 764,205 shares of common stock valued at $19,769 to settle $7,102 of convertible debt and recorded a loss of $12,767. The Company issued 5,111,000 shares of common stock in exchange for $27,220 in cash. The Company repurchased and retired 1,546,727 shares of common stock for $34,000 in cash under a settlement agreement with a convertible note holder.

In the fourth quarter 2018 the Company issued 10,000,000 shares of common stock to the Company’s principal officer to settle $100,000 of accrued payroll for him. The Company issued 4,625,000 shares of common stock valued at $289,375 to settle $16,187 of convertible debt and recorded a loss of $273,188.

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

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(11) INCOME TAXES, continued

The components of income tax provision (benefit) related to continuing operations are as follows at December 31:

	2018	2017
Current	$ -	$ -
Deferred	$ -	$ -
Total tax provisions	$ -	$ -

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31:

	2018	2017
U.S. Federal statutory income tax rate	(21)%	(34)%
State income tax, net of federal benefit	(1.6)%	(1.6)%
Other temporary differences, net	-	-
Valuation allowance	22.6%	35.6%
	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at

December 31:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$ 886,073	$ 610,016
Deferred compensation	131,416	66,416
Stock based compensation	56,302	17,610
Other	10,531	7,461
Total	-	-
Deferred tax liabilities:	-	-
Less: valuation allowance	(1,084,302)	(824,576)
Net deferred tax assets	$ -	$ -

The change in valuation allowance was $259,746 and $365,970 for the years ended December 31, 2018 and 2017, respectively. We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(11) INCOME TAXES, continued

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2018 and 2017, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(12) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases six (6) restaurant spaces from unrelated parties. Rent expense paid was $462,075 and $421,392 for the years ended December 31, 2018 and 2017.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	Total
2019	$ 36,000	$ 25,200	$ 74,795	$ 102,643	$ 67,477	$ 63,600	$ 369,715
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 65,400	$ 314,582
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 219,168
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 173,354
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 183,708
Thereafter	$ -	$ -	$ -	$ 206,997	$ -	$ 354,000	$ 560,997
Total minimum lease payments	$ 36,000	$ 25,200	$ 177,764	$ 732,188	$ 160,372	$ 690,000	$ 1,821,524

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada;

IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet

The Company’s leases for El Senor Sol - Evergreen locations expire on August 31, 2019.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267 plus interest, costs and attorney fees. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(13) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at December 31, 2018 and 2017.

(14) SUBSEQUENT EVENTS

a) Convertible Notes - Variable Conversion

In the first quarter 2019 the Company entered into five convertible notes in exchange for $484,000. These notes mature in 6 months and 9 months. These notes carry an interest rate of 12% and a 10% Original issue Discount (OID). The OID will be recorded as a debt discount and amortized over the life of the loan. The notes convert into shares of the Company’s common stock at a price of 61% and 65% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 15 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $473,415, with a related debt discount of $437,136, and an immediate loss of $36,259.

b) Stockholders’ Equity

During the first quarter 2019 the Company increased its authorized common shares from 250,000,000 to 650,000,000 shares with no change to the par value.

During the first quarter 2019 the Company 5,305,000 shares of common stock valued at $300,885 to settle $18,568 of convertible debt.

c) Acquisition of New Locations

In April 2019, the Company has entered into agreements to acquire a new location that is a pizza quick casual restaurant. The Company expects to re-brand it into the Company’s new concept - Illegal Pizza.

The restaurant is located in Lauderhill, Florida. The Company issued 5,000,000 shares of common stock to purchase $313,575 in existing fixed assets and received an additional $50,000 in cash,

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As of April 15, 2019, the Company carried out an evaluation, under the supervision and participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer a  concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Effective on October 4, 2017, Mr. Miroslaw Gorny (the then sole officer of WCVC) resigned as an officer and was replaced by Mr. James M. Nixon.  Mr. Gorny, on the same date, appointed Mr. Nixon as co-director and Mr. Gorny subsequently resigned as director.

(b) Accordingly, Mr. Nixon became the President/Chief Executive Officer, Secretary and sole director of WCVC on October 4, 2017. Prior to the acquisition of the control block of shares in December 2016, Mr. Nixon had no relationship with WCVC. He is also President/CEO and sole director of NRG.

Name	Age	Position
James M.Nixon	52	President/Chief Executive Officer, Secretary and Director

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

As our sole director, Mr. Nixon provides his experience overseeing and managing our day to day operations.

Employment Agreements

We have a formal employment agreement with our sole director and officer. This agreement calls for us to pay him $120,000 per year.

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

Item 11. Executive Compensation.

Mr. James Nixon became the sole officer of WCVC after the closing of the acquisition, namely October 4, 2017. The following table sets forth the compensation earned during the years ended December 31, 2018, 2017, 2016 and 2015 by NRG officers who became officers of the Company, respectively on October 4, 2017:

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position		Salary ($)	Bonus ($)	Securities Underlying Options
James M. Nixon, President	2018	$ 120,000	$ 0	$ 0
	2017	$ 120,000	$ 0	$ 0
	2016	$ 120,000	$ 0	$ 0
	2015	$ 170,500	$ 0	$ 0

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
James M. Nixon 15400 West 64 th Avenue, Unit E1A Arvada, CO 80007	14,000,000 Common Shares Direct	34.1%

Directors and Executive Officers as a Group	14,000,000 Common Shares	34.1%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

James M. Nixon holds a non-interest bearing demand loan to WCVC with a balance of $206,434 and $94,409 at December 31, 2018 and December 31, 2017.

Item 14. Principal Accounting Fees and Services.

For our fiscal years ended December 31, 2018 and December 31, 2017, we were billed approximately $54,000 and $24,000 respectively, for professional services rendered for the audit and reviews of our financial statements. Our Principal Accountant provided no tax or consulting services during 2018 and 2017.

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

West Coast Ventures Group Corp.
(Registrant)
Dated: April 16, 2019	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)