Form 10-Q
period 2019-03-31
WEST COAST VENTURES GROUP CORP.
filed 2019-05-20
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6610 Holman St., Suite 301, Arvada, Colorado				80004
(Address of principal executive offices)				(Zip Code)
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
42,780,505 common shares issued and outstanding as of May 7, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (unaudited)

F-2

Condensed Consolidated Statements of Operations (unaudited)

F-3

Condensed Consolidated Statements of Cash Flows (unaudited)

F-4

Notes to Condensed Consolidated Financial Statements (unaudited)

F-5

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2019	December 31, 2018
CURRENT ASSETS	(unaudited)
Cash	$ 130,972	$ 9,635
Receivables	46,362	32,303
Inventory	19,826	19,984
Prepaid expenses	18,851	30,605
Assets of discontinued operations	2,461	2,461
Total current assets	218,472	94,988
FIXED ASSETS
Equipment	277,296	277,296
Leasehold improvements	207,546	207,546
Total fixed assets	484,842	484,842
Less: accumulated depreciation	(265,700)	(250,394)
Net total fixed assets	219,142	234,448
OTHER ASSETS
Lease right of use asset	1,212,398	-
Deposits and other assets	43,314	43,314
Intangible assets, net	84,084	87,556
Total other assets	1,339,796	130,870
Total Assets	$ 1,777,410	$ 460,306
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 85,878	$ 60,222
Accrued expenses	598,755	607,525
Deferred rent	-	64,661
Operating lease	194,920	-
Stockholder loan	124,188	206,434
Third party advances	465,500	265,500
Notes payable to third parties	590,435	692,879
Convertible notes payable to third parties, net of discounts	458,882	250,276
Fair value of derivative liabilities	1,101,625	201,891
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	4,101,741	2,830,946
LONG TERM LIABILITIES
Operating lease, net of current portion	1,060,223	-
Total long term liabilities	1,060,223	-

Total Liabilities	5,161,964	2,830,946
STOCKHOLDERS’ DEFICIT
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, 650,000,000 and 250,000,000 authorized shares; 40,924,839 and 33,906,532 shares issued and outstanding	40,925	33,907
Additional paid-in capital	1,358,376	1,256,827
Accumulated deficit	(4,784,355)	(3,661,874)
Total stockholders’ deficit	(3,384,554)	(2,370,640)
Total Liabilities and Stockholders’ Deficit	$ 1,777,410	$ 460,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(Unaudited)

	2019	2018

REVENUES
Restaurant revenue, net of discounts	$ 839,615	$ 690,759

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	300,392	233,645
Wages and payroll taxes	269,281	211,324
Occupancy	135,956	124,400
Other restaurant costs	112,583	87,206
Depreciation and amortization	18,778	21,591
General and administrative expenses	346,832	275,572

Total costs and expenses	1,183,822	953,738

Loss from operations	(344,207)	(262,979)

Other expenses
(Gain) loss on debt conversion and extinguishment	(17,775)	225,656
Initial and change in fair value of derivative	535,343	(113,852)
Interest expense	260,706	211,512

Total other expenses	778,274	323,316

Loss before income taxes	(1,122,481)	(586,295)

Provision for income taxes	0	0

Net loss	$ (1,122,481)	$ (586,295)

Basic and diluted net loss per share	$ (0.03)	$ (0.02)

Weighted average shares outstanding	38,051,004	31,104,815

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2019	33,906,532	500,000	$ 33,907	$ 500	$ 1,256,827	$ (3,661,874)	$ (2,370,640)

Shares issued as inducement fee	1,713,307	-	1,713	-	88,287	-	90,000
Shares issued in settlement of debt	5,305,000	-	5,305	-	13,262	-	18,567
Net loss	-	-	-	-	-	(1,122,481)	(1,122,481)

BALANCE, March 31, 2019	40,924,839	500,000	$ 40,925	$ 500	$ 1,358,376	$ (4,784,355)	$ (3,384,554)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2018

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,122,481)	$ (586,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation for inducement fee	90,000	22,600
Depreciation and amortization	18,778	21,591
Amortization of debt discounts	155,341	172,443
(Gain) loss on debt conversion and extinguishment	(17,775)	225,656
Initial and change in fair value of derivative	535,343	(113,852)
Cumulative change from implementing new accounting standard	(22,178)	-
Changes in operating assets:
Increase in receivables	(14,059)	(7,650)
Decrease in inventory	158	1,086
Increase in deposits and other assets	(11,754)	-
Changes in operating liabilities:
Increase (decrease) in accounts payable	25,656	(38,588)
(Decrease) Increase in accrued expenses	(8,770)	74,742
Increase in accrued interest	97,621	-
Increase in deferred rent	-	906

Net cash used in operating activities	(274,120)	(227,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable for cash	424,000	280,000
Repayment of convertible notes payable	(100,181)	-
Proceeds from third party advances	200,000	-
Payments on stockholder loan payable	(81,984)	(3,573)
Payments on third party notes payable	(46,378)	(34,992)

Net cash provided in financing activities	395,457	241,435

Net increase in cash	121,337	14,074
CASH, beginning of period	9,635	-
CASH, end of period	$ 130,972	$ 14,074
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 7,744	$ -
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as inducement fee	$ 90,000	$ 85,000
Issuance of common stock in settlement of debt	$ 18,567	$ 216,140
Issuance of common stock upon warrant exercise	$ -	$ 9,518

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

The Company operates 6 restaurants in the Denver, Colorado metro area. El Senor Sol - Evergreen is a Mexican restaurant which was opened in 2011. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in June 2016.The fifth Illegal Burger is located in Glendale area of Denver and opened in October 2018. The Company will open its first Illegal Pizza restaurant in Lauderhill, Florida at the end of May 2019.

The Company plans to continue opening Illegal Burger restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The accompanying condensed consolidated financial statements include the activities of Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC and Illegal Burger CitiSet, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC and Illegal Burger CitiSet, LLC. The Company has reflected the pre-acquisition results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements involved the valuation of share-based compensation.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

c) Accounts Receivable

Accounts receivable is primarily the amount due from the merchant account processor of debit and credit card payments and amounts due from online delivery services; such as, UberEats, Door Dash, etc.

d) Property and Equipment

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

f) Operating Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s condensed consolidated financial statements.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill and Illegal Burger CitiSet were classified as operating leases as of March 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

We identify leases in our contracts if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. We do not allocate lease consideration between lease and non-lease components and record a lease liability equal to the present value of the remaining fixed consideration under the lease. Any interest rate implicit in our leases are generally not readily determinable. Accordingly, we use our estimated incremental borrowing rate at the commencement date of the lease to determine the present value discount of the lease liability. We estimate the incremental borrowing rate for each lease based on an evaluation of our expected credit rating and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the term of the lease. The right-of-use asset for each lease is equal to the lease liability, adjusted for unamortized initial direct costs and lease incentives. We exclude options to extend or terminate leases from the calculation of the lease liability unless it is reasonably certain the option will be exercised.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

g) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended March 31, 2019 and 2018.

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

The tax years 2017, 2016, and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

j) Financial Instruments and Fair Value Measurements, continued

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2019	December 31, 2018
Level 3 - Embedded Derivative Liability	$1,101,625	$201,891

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$201,891
Portion of initial valuation recorded as debt discount	417,348
Amortization to loss on extinguishment upon conversion or payment	(17,775)
Change in fair value of derivative	500,161
Balance, March 31, 2019	$1,101,625

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

m) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

n) Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company’s leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting May 2014.

o) Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our unaudited condensed consolidated financial statements.

p) Revenue Recognition

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

The Company’s condensed consolidated financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently delivered.

q) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market.

r) Intangible Assets

Intangible assets are being amortized using straight line method over the remaining life of the location lease term, generally five, seven or ten years.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.1 million for the three months ended March 31, 2019 and have an accumulated deficit of approximately $4.8 million and a negative working capital of approximately $3.9 million at March 31, 2019, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2019 (unaudited)	December 31, 2018
Beginning balance	$ 484,842	$ 408,325
Additions: Equipment	-	95,558
Additions: Leasehold improvements	-	34,959
Landlord reimbursements	-	(54,000)
Depreciation	(265,700)	(250,394)

Ending Balance	$ 219,142	$ 234,448

Depreciation expense was $15,306 and $15,126 for the three months ended March 31, 2019 and 2018, respectively.

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

In September 2018, as part of the development of the CitiSet location, the Company acquired a liquor license for $5,286 in cash.

The Company is amortizing this value of the remaining term of the lease.

Amortization expense was $3,472 and $6,465 for the three months ended March 31, 2019 and 2018, respectively.

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

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capital Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $124,188 and $206,434 at March 31, 2019 and December 31, 2018, respectively.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2018, 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2018 and 2017 totaled $140,000 and $166,082, respectively. At March 31, 2019 and December 31, 2018, the total payable balances inclusive of interest under the factoring agreements were $100,819 and $154,770, respectively.

b) One Year Note

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $17,985 and $28,038 at March 31, 2019 and December 31, 2018, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible Notes - Variable Conversion

In the first quarter 2019 the Company entered into five convertible notes in exchange for $424,000 in cash. These notes mature one in nine months and four in one year and carry 12%, 10% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 55% and 50% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 20 and 25 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $467,348 with a related debt discount of $432,166, and an immediate loss of $35,182.

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

In the third quarter 2018, the Company entered into two convertible notes in exchange for $68,000 in cash. These notes mature in nine months and carry a 12% interest rate. These notes convert into shares of the Company’s common stock at a price of 61% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $151,769, with a related debt discount of $68,000, and an immediate loss of $83,763.

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

d) Convertible Notes - Fixed Conversion

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

d) Convertible Notes - Fixed Conversion, continued

During the third quarter of 2018, two parties related to each other purchased, through assignment, three of the variable conversion price convertible notes then outstanding. These parties immediately amended the notes to replace the variable conversion rate with a fixed conversion rate of $0.0035 per share of the Company’s common stock. The maturity dates of the three notes were extended to 2020 and 2021.

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

At both March 31, 2019 and December 31, 2018 the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) OPERATING LEASES

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected the short-term lease recognition exemption for all leases that qualify.

Discount Rate Applied to Property Operating Lease

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the average interest rate for its latest borrowings.

Right of Use Assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet as follows:

Non-current assets

Right of use assets, net of amortization - $1,212,398

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Three Months Ended March 31, 2019

Operating lease expense	$113,682

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) OPERATING LEASES, continued

Maturity of operating leases

The amount of future minimum lease payments under operating at March 31, 2019 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2019 (9 months remaining)	$ 265,386
2020	314,582
2021	219,168
2022	173,354
2023	183,708
Thereafter	560,997

Total	1,717,195
Amount representing imputed interest	(462,152)

Total operating lease liability	$ 1,255,043
Current portion of operating lease liability	$ 194,920
Operating lease liability, non-current	$ 1,060,223

(10) STOCKHOLDERS’ DEFICIT

At March 31, 2019 and December 31, 2018, the Company has 650,000,000 and 250,000,000 shares of par value $0.001 common stock authorized and 40,924,839 and 33,906,532 issued and outstanding, respectively. At March 31, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding.

In the first quarter 2019 the Company issued 1,713,307 shares of common stock as a commitment fee for its equity line of credit, valued at $90,000. The Company issued 5,305,000 shares of common stock valued at $300,885 to settle $18,567 of convertible debt and recorded a loss of $0 because the loss was recorded in 2018 when the debt was assigned and converted from variable conversion rate to fixed conversion rate.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) STOCKHOLDERS’ DEFICIT, continued

In the third quarter 2018 the Company repurchased and retired 1,546,727 shares of common stock for $34,000 in cash under a settlement agreement with a convertible note holder.

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

(11) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 6 (six) restaurant spaces from unrelated parties. Rent expense paid was $113,682 and $109,106 for the three months ended March 31, 2019 and 2018.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	Total
2019 (9 months)	$ 20,000	$ 14,000	$ 56,096	$ 76,982	$ 50,608	$ 47,700	$ 265,386
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 65,400	$ 314,582
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 219,168
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 173,354
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 183,708
Thereafter	$ -	$ -	$ -	$ 206,997	$ -	$ 354,000	$ 560,997
Total minimum lease payments	$ 20,000	$ 14,000	$ 159,065	$ 706,527	$ 143,503	$ 674,100	$ 1,717,195

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

(12) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at March 31, 2019 and December 31, 2018.

(13) SUBSEQUENT EVENTS

a) Convertible Notes - Variable Conversion

In the second quarter 2019 the Company entered into four convertible notes in exchange for $215,000. These notes mature in 9 months. These notes carry an interest rate of 12% and 3 have a 10% Original issue Discount (OID). The OID will be recorded as a debt discount and amortized over the life of the loan. The notes convert into shares of the Company’s common stock at a price of 55% and 65% of the average of the two lowest trade prices and the lowest trade price for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $359,504, with a related debt discount of $233,000, and an immediate loss of $126,504.

b) Third Party Note Payable

In the second quarter 2019 the Company entered into a note in exchange for $200,000. This note matures in one year and carries a 20% interest rate. 50% of this loan is secured as a second mortgage on the CEO’s personal residence and the second 50% is personally guaranteed by the CEO. The Company is required to issue 2,500,000 shares of common stock valued at $156,250 as an inducement for this loan.

c) Stockholder’s Deficit

In the second quarter 2019 the Company issued 5,000,000 shares of common stock valued at $332,500 in exchange for $279,990 fixed assets at its new location in Lauderhill, Florida plus $50,000 in cash. The Company issued 2,500,000 shares of common stock valued at $156,250 as a debt inducement fee. The Company issued 300,000 shares of common stock valued at $18,420 as a debt inducement fee. The Company issued 1,666,666 shares of common stock valued at $125,000 for services. The Company issued 1,900,000 shares of common stock valued at $140,600 to settle $19,000 of debt. The Company issued 312,000 shares of common stock valued at $26,520 for one-half of the first year rent for the Company’s new corporate office space.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(13) SUBSEQUENT EVENTS, continued

d) Acquisition of New Location

In April 2019, the Company entered into an agreement to acquire a new location that is a pizza quick casual restaurant. The Company is re-branding it into the Company’s new concept - Illegal Pizza, and expects it to open for business at the end of May 2019.

The restaurant is located in Lauderhill, Florida. The Company issued 5,000,000 shares of common stock to purchase $279,990 in existing fixed assets and received an additional $50,000 in cash,

e) Leases

In the second quarter 2019 the Company entered into one (1) new two-year lease agreement for new corporate office space and received an assignment of the existing lease for the Lauderhill, Florida location with eight (8) years remaining. The Lauderhill rent is $4,780 per month.

The rent for the new corporate office space is for $4,420 per month, half paid with the issuance of 312,000 shares of common stock for the year at lease inception and half for the second year at the first anniversary.

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

•

We own and operate the following seven (7) restaurant locations:

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

•

Illegal Burger CitiSet, LLC was formed in Colorado on June 21, 2018 and owns and operates an Illegal Burger location at 652 South Colorado Boulevard, Unit A, Denver Colorado 80246 which opened in October 2018.

•

Illegal Burger Franchising, LLC was formed in Colorado on January 17, 2019 to be the entity to sell franchises, filing and offering documents for such are being prepared.

•

Illegal Brands, LLC was formed in Colorado on April 1, 2019 to be the entity to sell CBD products which are currently under development.

•

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019 and owns and will operate our first Illegal Pizza location at 5401 N. University Dr., Lauderhill, FL 33351 which expects to open at the end of May 2019.

•

Illegal Brands IP, LLC was formed in Colorado on April 9, 2019 to own all registered trademarks for Illegal Burger, Illegal Pizza and Illegal Brands, and as such will not have any operations.

Each of our Illegal Burger restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over- commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone-free beef, french fries, cheesy taters and adult and virgin milk shares including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar.  Our El Senor Sol restaurant offers Mexican food and a full bar including tequila menu. Our new Illegal Pizza concept will  offer consumers a practical alternative to the over-commercialized healthy dining craze by offering a variety of pizzas made with all never frozen, natural toppings.

Our principal executive office is located at 6610 Holman St. Suite 301, Arvada, Colorado 80004.  Our telephone number is 303-423-1300. Our websites are: www.illegalburger.com and www.westcoastventuresgroupcorp.com.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

For the three months ended March 31, 2019, revenue generated was $839,615, as compared to $690,759 for the three months ended March 31, 2018. The year over year increase of approximately 21.55% was mainly attributable to our newest location in Glendale, CO opening in October 2018. Our same store year over year revenues increased 1.78% for the three months ended March 31, 2019.

Cost of Sales

Restaurant cost of sales increased to $818,212 from $656,575, or 24.6%. This increase was primarily due to the opening our newest location in Glendale, CO opening in October 2018, a corresponding increase in sales for the year and the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 97.45% and 95.1% for the three months ended March 31, 2019 and 2018, respectively.  We believe that we have made progress in cost containment procedures and location manager accountability.

Gross Profit

Our restaurant operations gross profit was $21,403 and $34,184 for the three months ended March 31, 2019 and 2018, respectively. Our restaurant gross profit, as a percentage of sales, was approximately 2.5% and 5.0% for the three months ended March 31, 2019 and 2018, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was higher in 2019 as a result of our increased efforts progress in cost containment procedures and location manager accountability.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $346,832 compared to $275,572 for the three months ended March 31, 2018. The increase was the result of becoming a public company and the related ongoing expenses as well as adding corporate level staff to oversee the addition of locations and development of new product lines in Illegal Brands.

Net Loss

Net loss for the three months ended March 31, 2019 was $1,122,481 compared to a net loss of $586,295 for the three months ended March 31, 2018. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and derivative costs and loss on debt conversion settlement.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased $121,337 from $9,635 at December 31, 2018 to $130,972 at March 31, 2019. This increase was a result of cash provided by financing activities offset by cash used in operations.

Financing Activities

During the three months ended March 31, 2019, we received proceeds of $424,000 from issuance of convertible notes and $200,000 in advances and repaid $100,181 of convertible debt, $46,378 of third party debt and $81,984 of our stockholder loan. During the three months ended March 31, 2018, we received proceeds of $280,000 from issuance of convertible notes and repaid $34,992 of third party debt and $3,573 to our stockholder.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of March 31, 2019 and 2018.

Operating Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840,  Leases (Topic 840). Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill and Illegal Burger CitiSet were classified as operating leases as of March 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter 2019 the Company issued 1,713,307 shares of common stock as a commitment fee for its equity line of credit, valued at $90,000. The Company issued 5,305,000 shares of common stock valued at $300,885 to settle $18,568 of convertible debt.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: May 20, 2019	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)