Form 10-Q
period 2019-06-30
WEST COAST VENTURES GROUP CORP.
filed 2019-08-19
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6610 Holman St., Suite 301, Arvada, Colorado				80004
(Address of principal executive offices)				(Zip Code)
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
68,234,394 common shares issued and outstanding as of August 16, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2019	December 31, 2018
CURRENT ASSETS	(unaudited)
Cash	$ 287,500	$ 9,635
Receivables	46,564	32,303
Inventory	31,200	19,984
Prepaid expenses	43,496	30,605
Assets of discontinued operations	2,461	2,461
Total current assets	411,221	94,988
FIXED ASSETS
Equipment	565,988	277,296
Leasehold improvements	231,493	207,546
Total fixed assets	797,481	484,842
Less: accumulated depreciation	(280,221)	(250,394)
Net total fixed assets	517,260	234,448
OTHER ASSETS
Lease right of use asset	1,624,858	-
Deposits and other assets	43,314	43,314
Intangible assets, net	149,119	87,556
Total other assets	1,817,291	130,870
Total Assets	$ 2,745,772	$ 460,306
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 91,550	$ 60,222
Accrued expenses	633,859	607,525
Deferred rent	-	64,661
Operating lease, current portion	272,370	-
Stockholder loan	45,152	206,434
Third party advances	-	265,500
Notes payable to third parties	820,689	692,879
Convertible notes payable to third parties, net of discounts	517,962	250,276
Fair value of derivative liabilities	1,686,929	201,891
Liability to issue common stock	515,500	-
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	5,065,569	2,830,946
LONG TERM LIABILITIES
Operating lease, net of current portion	1,397,323	-
Total long term liabilities	1,397,323	-

Total Liabilities	6,462,892	2,830,946
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, 650,000,000 and 250,000,000 authorized shares; 56,725,543 and 33,906,532 shares issued and outstanding	56,726	33,907
Additional paid-in capital	2,195,523	1,256,827
Accumulated deficit	(5,969,869)	(3,661,874)
Total deficiency in stockholders’ equity	(3,717,120)	(2,370,640)
Total Liabilities and Deficiency in Stockholders’ Equity	$ 2,745,772	$ 460,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three and six months ended June 30,

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Restaurant revenues, net of discounts	$ 944,424	$ 746,327	$ 1,784,039	$ 1,437,086

COSTS AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	278,033	231,178	578,425	464,823
Wages and payroll taxes	294,990	243,781	564,271	455,105
Occupancy	164,186	125,665	300,142	250,065
Other restaurant costs	157,578	99,736	270,161	186,942
Depreciation and amortization	17,646	22,196	36,424	43,787
General and administrative expenses	558,409	276,709	905,241	552,281

Total costs and expenses	1,470,842	999,265	2,654,664	1,953,003

Loss from operations	(526,418)	(252,938)	(870,625)	(515,917)

Other expenses
Pre-opening expenses	52,329	-	52,329	-
Initial and change in fair value of derivatives	208,269	520,145	743,612	631,949
(Gain) on debt extinguishment	(77,385)	-	(95,160)	-
Interest expense	475,883	165,901	736,589	489,217

Total other expenses	659,096	686,046	1,437,370	1,121,166

Loss before income taxes	(1,185,514)	(938,984)	(2,307,995)	(1,637,083)

Provision for income taxes	-	-	-	-

Net loss	$ (1,185,514)	$ (938,984)	$ (2,307,995)	$ (1,637,083)

Basic and diluted net loss per share	$ (0.02)	$ (0.05)	$ (0.05)	$ (0.07)

Weighted average shares outstanding	49,895,192	19,248,054	44,113,135	25,144,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three and six months ended June 30, 2019

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2019	33,906,532	500,000	$ 33,907	$ 500	$ 1,256,827	$ (3,661,874)	$ (2,370,640)

Shares issued as inducement fee	1,713,307	-	1,713	-	88,287	-	90,000
Shares issued in settlement of debt	5,305,000	-	5,305	-	13,262	-	18,567
Net loss three months ended March 31, 2019	-	-	-	-	-	(1,122,481)	(1,122,481)

BALANCE, March 31, 2019	40,924,839	500,000	40,925	500	1,358,376	(4,784,355)	(3,384,554)
Shares issued as debt inducement	1,933,333	-	1,934	-	92,797	-	94,731
Shares issued for cash	1,247,449	-	1,247	-	65,877	-	67,124
Shares issued for pre-paid rent	386,589	-	387	-	26,133	-	26,520
Shares issued in settlement of debt	3,900,000	-	3,900	-	35,100	-	39,000
Shares issued for services	3,333,333	-	3,333	-	236,000	-	239,333
Shares issued for fixed assets and cash	5,000,000	-	5,000	-	324,990	-	329,990
Beneficial conversion feature	-	-	-	-	56,250	-	56,250
Net loss three months ended June 31, 2019	-	-	-	-	-	(1,185,514)	(1,185,514)

BALANCE, June 30, 2019	56,725,543	500,000	$ 56,726	$ 500	$ 2,195,523	$ (5,969,869)	$ (3,717,120)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three and six months ended June 30, 2018

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2018	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued in settlement of debt	1,155,829	-	1,155	-	214,984	-	216,139
Shares issued for warrant exercise	50,898	-	51	-	9,467	-	9,518
Shares issued for services	100,000	-	100	-	22,500	-	22,600
Net loss	-	-	-	-	-	(698,099)	(698,099)

BALANCE, March 31, 2018	32,203,271	500,000	32,203	500	520,640	(2,603,425)	(2,050,082)
Shares issued for services	650,000	-	650	-	58,350	-	59,000
Shares issued in settlement of debt	3,349,783	-	3,350	-	263,380	-	266,730
Shares contributed and cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Net loss	-	-	-	-	-	(938,984)	(938,984)

BALANCE, June 30, 2018	14,203,054	500,000	$ 14,203	$ 500	$ 864,370	$ (3,542,409)	$ (2,663,336)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,307,995)	$ (1,637,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt inducement fee and share based compensation	360,308	81,600
Depreciation and amortization	36,424	43,787
Amortization of debt discounts	531,719	401,570
(Gain) loss on debt conversion and extinguishment	(95,160)	-
Initial and change in fair value of derivative	743,612	631,949
Cumulative change from implementing new accounting standard	26,866	-
Changes in operating assets:
(Increase) decrease in receivables	(14,261)	352
(Increase) decrease in inventory	(11,216)	319
Changes in operating liabilities:
Increase in accounts payable	31,328	28,436
Increase in accrued expenses	26,334	170,659
Increase in accrued interest payable	74,940	-
Increase in deferred rent	-	1,134
Net cash used in operating activities	(597,101)	(277,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(32,649)	(34,794)
Purchase of intangible assets	(68,121)	-
Net cash used in investing activities	(100,770)	(34,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of shares	67,124	-
Proceeds from issuance of convertible notes payable for cash	1,009,000	280,000
Repayment of convertible notes payable	(604,992)	-
Proceeds from third party for shares to be issued	250,000	-
Proceeds from bank overdraft	-	40,671
Proceeds from stockholder loan payable	-	15,900
Payments on stockholder loan payable	(1,800)	(9,185)
Proceeds from third party notes payable	375,000	21,300
Payments on third party notes payable	(118,596)	(36,615)
Net cash provided from financing activities	975,736	312,071

Net increase in cash	277,865	-
CASH, beginning of period	9,635	-
CASH, end of period	$ 287,500	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 43,600	$ 22,351
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as inducement fee	$ 184,731	$ 85,000
Issuance of common stock in settlement of debt	$ 57,568	$ 482,870

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

The Company operates 6 restaurants in the Denver, Colorado metro area and 1 in the Ft. Lauderdale, Florida metro area. El Senor Sol - Evergreen is a Mexican restaurant which was opened in 2011. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in June 2016.The fifth Illegal Burger is located in Glendale area of Denver and opened in October 2018. The first of the Company’s newest concept - Illegal Pizza - opened in Lauderhill, Florida in June 2019. The Company plans to continue opening Illegal Burger and Illegal Pizza restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The Company completed its Illegal Burger Franchise Offering documents in May 2019. Illegal Burger Franchising has retained a marketing group to assist with the startup of its offering of franchises and to pre-qualify potential franchisees. The Company hopes to have its first franchise sales in the third quarter 2019.

The Company began its operations in Illegal Brands in June 2019, offering its own branded CBD infused water and CBD powder packets, first through its restaurant locations. Illegal Brands expects to offer these products to third parties on a wholesale basis.

The accompanying condensed consolidated financial statements include the activities of West Coast Ventures Group Corp., Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC, Illegal Burger CitiSet, LLC, Illegal Pizza, LLC, Illegal Brands, LLC, Illegal Burger Franchising, LLC and Illegal Brands IP, LLC, its wholly owned subsidiaries.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries. The Company has reflected the results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying condensed unaudited consolidated financial statements involved the valuation of share-based compensation.

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

f) Operating Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s consolidated financial statements.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill and Illegal Burger CitiSet were classified as operating leases as of January 1, 2019. Our leases, for the premises we occupy for the Illegal Pizza Lauderhill and the new corporate office were classified as operating leases as of May 1, 2019 and June 1, 2019, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease.

As a result of adopting this ASU, the Company has recorded a $26,866 effect on the financial statements for the six months ended June 30, 2019.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

f) Operating Leases, continued

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

g) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended June 30, 2019 and 2018.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2019	December 31, 2018
Level 3 - Embedded Derivative Liability	$1,686,929	$201,891

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$201,891
Initial valuation of new embedded derivatives	392,956
Extinguishment upon conversion or settlement	741,426
Change in fair value of derivatives	350,656
Balance, June 30, 2019	$1,686,929

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

n) Recent Accounting Pronouncements

The Company recognizes revenue in accordance with ASU 2017-04 AIntangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

o) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers.  This new revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2.3 million for the six months ended June 30, 2019 and have an accumulated deficit of approximately $6.0 million and a negative working capital of approximately $4.6 million at June 30, 2019, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(4) FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2019 (unaudited)	December 31, 2018
Beginning balance	$ 484,842	$ 408,325
Additions: Equipment	288,692	95,558
Additions: Leasehold improvements	23,947	34,959
Landlord reimbursements	-	(54,000)
Accumulated depreciation	(280,221)	(250,394)

Ending Balance	$ 517,260	$ 234,448

Depreciation expense was $15,306 and $29,827 and $15,126 and $30,857 for the three and six months ended June 30, 2019 and 2018, respectively.

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

In April 2019, as part of the acquisition of the Lauderhill location the Company paid a $50,000 assignment fee in cash to the landlord to assume the remaining 8 years of the existing lease. The Company is amortizing this value over the remaining term of the lease.

In June 2019, as part of the development of the Lauderhill location, the Company acquired a liquor license for $1,698 in cash. The Company is amortizing this value over the remaining term of the lease.

In June 2019, the Company paid $16,000 for the final franchise documents enabling Illegal Burger Franchising to offer franchises for sale. The Company is amortizing this value over 10 years.

In June 2019, the Company paid $2,025 for the trademark applications for two new versions of the Company’s existing trademarked logo. The Company is amortizing this value over 10 years.

Amortization expense was $3,472 and $6,597 and $6,465 and $12,930 for the three and six months ended June 30, 2019 and 2018, respectively.

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

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $45,152 and $206,434 at June 30, 2019 and December 31, 2018, respectively.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2018, 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provides for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2018 and 2017 totaled $140,000 and $166,082, respectively. In June 2019, the Company entered into a new agreement for the sale of future receivables, under which the Company received $175,000 from a party with an existing relationship with the Company, although there was a zero balance with this party at the time of entering into this transaction. At June 30, 2019 and December 31, 2018, the total payable balances inclusive of interest under the factoring agreements were $333,488 and $154,770, respectively.

b) One Year Notes

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $11,706 and $28,038 at June 30, 2019 and December 31, 2018, respectively.

In April 2019, the Company entered into a one year note with a third party for a loan of $100,000. This note carries a 20% interest rate and is collateralized by a second mortgage on the founder and CEO’s residence. The loan balance, including interest, was $104,548 at June 30, 2019.

c) Convertible Notes - Variable Conversion

In the second quarter 2019, the Company entered into nine convertible notes in exchange for $591,000 in cash with a principal amount of $669,000. These notes mature seven in nine months, one in ten months and one in one year and carry a 12% interest rates. The notes convert into shares of the Company’s common stock at a price of 55% and 50% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $960,354 with a related debt discount of $602,580, and an immediate loss of $291,355.

In the second quarter 2019, the Company paid off three convertible notes in cash in the amount of $504,812.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

In the first quarter 2019, the Company entered into five convertible notes in exchange for $424,000 in cash. These notes mature one in nine months and four in one year and carry 12%, 10% and 8% interest rates. The notes convert into shares of the Company’s common stock at a price of 55% and 50% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 20 and 25 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $467,348 with a related debt discount of $432,166, and an immediate loss of $35,182.

In the first quarter 2019, the Company paid off two convertible notes in cash in the amount of $101,181.

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

In the fourth quarter 2018, the Company paid off one convertible note in cash in the amount of $225,000.

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

In the third quarter 2018, the Company paid off three convertible notes in cash in the amount of $257,975.

d) Convertible Notes - Fixed Conversion

In the second quarter 2019, the Company entered into one convertible note in exchange for $100,000 in cash. This note matures in one year and carry a 20% interest rates. The note converts into shares of the Company’s common stock at a price of $0.04 per share of Common Stock from October 10, 2019 to maturity. At maturity it is convertible at $0.05 per share as long as Company’s Volume Weighted Average Price, (“VWAP”) for the ten trading days prior to the conversion notice is greater than $0.07 per share. If the VWAP is below $0.07, then the conversion formula is $0.05xVWAP/$0.07. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a dept discount in the amount of $56,250.

During the fourth quarter of 2018, one of the parties that purchased one of the variable conversion price convertible notes assigned $50,000 of their note to a third party for $50,000 in cash. This new party immediately amended the assigned note portion to a fixed conversion rate of $0.01 per share of the Company’s common stock. The maturity date of this note was extended to December 31, 2021. The Company recognized no gain or loss associated with this modification. During the second quarter 2019, $39,000 of this note was converted to 3,900,000 shares of common stock.

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

At both June 30, 2019 and December 31, 2018 the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these Afees” were due upon prepayment.

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

(9) OPERATING LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company’s leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting in May 2014.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) OPERATING LEASES, continued

Discount Rate Applied to Property Operating Lease

To determine the present value of the minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the Aincremental borrowing rate” or AIBR”). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the interest rate average for its latest borrowings.

Right of Use Assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet as follows:

Non-current assets

Right of use assets, net of amortization - $1,624,858.

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$113,206	$189,487

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating leases at June 30, 2019 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2019 (6 months remaining)	$ 257,339
2020	426,062
2021	305,589
2022	234,752
2023	246,641
Thereafter	776,442

Total	2,246,825
Amount representing imputed interest	(577,132)

Total operating lease liability	$ 1,669,693
Current portion of operating lease liability	$ 272,370
Operating lease liability, non-current	$ 1,397,323

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(10) STOCKHOLDERS’ EQUITY

At June 30, 2019 and December 31, 2018, the Company has 650,000,000 and 250,000,000 shares of par value $0.001 common stock authorized and 56,725,543 and 33,906,532 issued and outstanding, respectively. At June 30, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding.

Common Stock

In the second quarter 2019, the Company issued 1,933,333 shares of common stock as an inducement for the extension of convertible debt, valued at $94,730. The Company issued 3,900,000 shares of common stock valued at $316,500 to settle $39,000 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 3,333,333 shares of common stock in exchange for services valued at $239,333. The Company issued 5,000,000 shares of common stock in exchange for $50,000 in cash and $279,990 in fixed assets. The Company issued 386,589 shares of common stock in exchange for one-half of the first year rent on the Company’s corporate office, valued at $26,520. The Company issued 1,247,449 shares of common stock in exchange for $67,124 in cash.

In the first quarter 2019, the Company issued 1,713,307 shares of common stock as a commitment fee for its equity line of credit, valued at $90,000. The Company issued 5,305,000 shares of common stock valued at $300,885 to settle $18,568 of convertible debt pursuant to the modification of terms to fixed conversion rate.

In the fourth quarter 2018, the Company issued 10,000,000 shares of common stock to the Company’s principal officer to settle $100,000 of accrued payroll for him. The Company issued 4,625,000 shares of common stock valued at $289,375 to settle $16,187 of convertible debt and recorded a loss of $273,188.

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

Preferred stock

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(11) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 7 (seven) restaurant spaces and its corporate office from unrelated parties. Rent expense paid was $111,509 and $209,038 and $211,294 and $102,188 for the three and six months ended June 30, 2019 and 2018.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	IPL
2019 (6 months)	$ 8,000	$ 5,600	$ 37,398	$ 51,322	$ 33,739	$ 31,800	$ 31,807
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 65,400	$ 64,690
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 66,151
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 67,648
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 69,183
Thereafter	$ -	$ -	$ -	$ 206,997	$ -	$ 354,000	$ 235,757
Total minimum lease payments	$ 8,000	$ 5,600	$ 140,367	$ 680,867	$ 126,634	$ 658,200	$ 535,236

	WCVC	Total
2019 (6 months)	$ 13,260	$ 212,925
2020	$ 26,520	$ 405,792
2021	$ 13,260	$ 298,579
2022	$ -	$ 241,002
2023	$ -	$ 252,891
Thereafter	$ -	$ 796,754
Total minimum lease payments	$ 53,040	$ 2,207,943

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet; IPL - Illegal Pizza - Lauderhill; WCVC - corporate office

The Company’s leases for El Senor Sol B Evergreen locations expire on August 31, 2019.

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

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267 plus interest, costs and attorney fees. The Company expects to either negotiate a settlement agreement or to vigorously defend this action. This action is in the discovery phase.

(12) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at June 30, 2019 and December 31, 2018.

(13) SUBSEQUENT EVENTS

a) Convertible Notes - Variable Conversion

In the third quarter 2019, the Company entered into five convertible notes in exchange for $437,400. Two of these notes mature in 9 months and three in one year. These notes carry an interest rates of 8% and 12% and one has a 10% Original issue Discount (OID). The OID will be recorded as a debt discount and amortized over the life of the loan. The notes convert into shares of the Company’s common stock at a price of 50%, 55% and 60% of the lowest trade price for the Common Stock during the 10 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $545,329, with a related debt discount of $378,536, and an immediate loss of $166,793.

The Company paid off in cash two convertible notes in the amount of $303,834.

d) Stockholder’s Equity

In the third quarter 2019, the Company issued 100,000 shares of common stock valued at $5,450 as a debt inducement fee. The Company issued 7,005,246 shares of common stock valued at $281,651 to settle $80,320 of debt. The Company issued 1,537,246 shares of common stock valued at $32,282 for cash under a securities purchase agreement from October 2018.

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

•

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019 and owns and will operate our first Illegal Pizza location at 5401 N. University Dr., Lauderhill, FL 33351 which opened at the end of June 2019.

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

Each of our Illegal Burger and Illegal Pizza restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over- commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone-free beef, french fries, cheesy taters and adult and virgin milk shares including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar.  Our El Senor Sol restaurant offers Mexican food and a full bar including tequila menu. Our new Illegal Pizza concept offers consumers a practical alternative to the over-commercialized healthy dining craze by offering a variety of pizzas made with all never frozen, natural toppings.

Our principal executive office is located at 6610 Holman St, Suite 301, Arvada, Colorado 80004.  Our telephone number is (303) 423 1300. Our websites are: www.illegalburger.com and  www.illegalpizza.com and illegalbrands.com and www.westcoastventuresgroupcorp.com .

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

For the three months ended June 30, 2019, revenue generated was $944,424, as compared to $746,327 for the three months ended June 30, 2018. The year over year increase of approximately 26.54% was mainly attributable to our location in Glendale, CO which opened in October 2018. The year over year same store sales increase of approximately 7.92% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales decreased to $894,787 from $700,360, or 0.3%. This decrease was primarily due to an active cost control program instituted during 2018. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 94.74% and 93.84% for the three months ended June 30, 2019 and 2018, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $49,637 and $45,967 for the three months ended June 30, 2019 and 2018, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 5.26% and 6.08% for the three months ended June 30, 2019 and 2018, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was slightly lower in 2019 due to the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs, our increased marketing costs and the start-up costs with our newest concept location - Illegal Pizza Lauderhill. At the end of the first quarter 2018 we raised our prices chain-wide to counteract the decrease in gross profit seen in the first quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $556,738 compared to $165,901 for the three months ended June 30, 2018. The increase was the result principally due to share based compensation to third parties.

Net Loss

Net loss for the three months ended June 30, 2019 was $1,185,514 compared to a net loss of $938,984 for the three months ended June 30, 2018. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses, interest expense and principally, derivative costs.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

For the six months ended June 30, 2019, revenue generated was $1,784,039, as compared to $1,437,327 for the six months ended June 30, 2018. The year over year increase of approximately 24.14% was mainly attributable to a full six months of the CitiSet location operations, expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales increased to $1,752,439 from $1,356,935, or 29.15%. This increase was primarily due to a full six months of the CitiSet location operations high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 98.23% and 94.4% for the six months ended June 30, 2019 and 2018, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $31,600 and $80,151 for the six months ended June 30, 2019 and 2018, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 1.77 and 5.6% for the six months ended June 30, 2019 and 2018, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2019 because of the current trend of high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs. At the end of the first quarter 2018 we raised our prices chain-wide to counteract the decrease in gross profit seen in the first quarter.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $902,241 compared to $552,281 for the six months ended June 30, 2018. The increase was the result principally due to share based compensation to third parties.

Net Loss

Net loss for the six months ended June 30, 2019 was $2,307,995 compared to a net loss of $1,637,083 for the six months ended June 30, 2018. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and principally, derivative costs.

Liquidity and Capital Resources

Cash Flow Activities

Cash was $287,500 at June 30, 2018 and $9,635 at December 31, 2018.

Financing Activities

During the six months ended June 30, 2019, we received proceeds of $1,009,000 from issuance of convertible notes and repaid $604,992 of convertible debt; $375,000 from the issuance of third party debt and repaid $118,596 of third party debt and $1,800 of our officer loan; $67,124 from the sale of shares of common stock and $250,000 for shares of common stock to be issued. During the six months ended June 30, 2018, we received proceeds of $280,000 from issuance of convertible notes; $21,300 from third party debt and repaid $36,616 of third party debt, $15,900 from our officer and $40,671 from a bank overdraft.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of June 30, 2019 and 2018.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The Company has received an extension of time to answer this lawsuit. The Company expects to either negotiate a settlement agreement or to vigorously defend this action. This action is currently in the discovery phase.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter 2019, the Company issued 1,933,333 shares of common stock as an inducement for the extension of convertible debt, valued at $94,730. The Company issued 3,900,000 shares of common stock valued at $316,500 to settle $39,000 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 3,333,333 shares of common stock in exchange for services valued at $239,333. The Company issued 5,000,000 shares of common stock in exchange for $50,000 in cash and $279,990 in fixed assets. The Company issued 386,589 shares of common stock in exchange for one-half of the first year rent on the Company’s corporate office, valued at $26,520. The Company issued 1,247,449 shares of common stock in exchange for $67,124 in cash.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: August 19, 2019	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)