Form 10-Q
period 2019-09-30
WEST COAST VENTURES GROUP CORP.
filed 2019-11-19
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6610 Holman St., Suite 301, Arvada, Colorado				80004
(Address of principal executive offices)				(Zip Code)
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
273,047,248 common shares issued and outstanding as of November 17, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2019	December 31, 2018
CURRENT ASSETS	(unaudited)
Cash	$ 78,020	$ 9,635
Receivables	54,810	32,303
Inventory	37,630	19,984
Prepaid expenses	41,286	30,605
Assets of discontinued operations	2,461	2,461
Total current assets	214,207	94,988
FIXED ASSETS
Equipment	569,715	277,296
Leasehold improvements	231,493	207,546
Total fixed assets	801,208	484,842
Less: accumulated depreciation	(309,480)	(250,394)
Net total fixed assets	491,728	234,448
OTHER ASSETS
Lease right of use asset	1,558,289	-
Deposits and other assets	43,314	43,314
Intangible assets, net	169,602	87,556
Total other assets	1,771,205	130,870
Total Assets	$ 2,477,140	$ 460,306
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 99,700	$ 60,222
Accrued expenses	704,213	607,525
Deferred rent	-	64,661
Operating lease, current portion	283,179	-
Stockholder loan	24,082	206,434
Notes payable to third parties	662,108	692,879
Convertible notes payable to third parties, net of discounts	803,991	250,276
Fair value of derivative liabilities	2,113,616	201,891
Liability to issue common stock	533,218	265,500
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	5,705,665	2,830,946
LONG TERM LIABILITIES
Operating lease, net of current portion	1,321,980	-
Total long term liabilities	1,321,980	-

Total Liabilities	7,027,645	2,830,946
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, 2,000,000,000 and 250,000,000 authorized shares; 77,105,544 and 33,906,532 shares issued and outstanding	77,106	33,907
Additional paid-in capital	2,414,502	1,256,827
Accumulated deficit	(7,042,613)	(3,661,874)
Total deficiency in Stockholders’ equity	(4,550,505)	(2,370,640)
Total Liabilities and Deficiency in Stockholders’ Equity	$ 2,477,140	$ 460,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three and nine months ended June 30,

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Restaurant revenues, net of discounts	$ 981,367	$ 806,989	$ 2,765,406	$ 2,244,075

COSTS AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	333,669	259,005	912,094	723,828
Wages and payroll taxes	368,147	144,250	932,418	599,355
Occupancy	187,299	134,962	487,441	385,027
Other restaurant costs	114,339	110,403	385,500	297,345
Depreciation and amortization	32,893	32,310	69,317	76,097
General and administrative expenses	392,672	281,893	1,297,913	834,174

Total costs and expenses	1,429,019	962,823	4,083,683	2,915,826

Loss from operations	(447,652)	(155,834)	(1,318,277)	(671,751)

Other expenses
Pre-opening expenses	-	9,550	52,329	9,550
Initial and change in fair value of derivatives	263,900	(408,469)	1,007,512	223,480
(Gain) loss on debt extinguishment	(300,347)	417,088	(395,507)	417,088
Interest expense	661,539	312,467	1,398,128	801,684

Total other expenses	625,092	330,636	2,062,462	1,451,802

Loss before income taxes	(1,072,744)	(486,470)	(3,380,739)	(2,123,553)
Provision for income taxes	-	-	-	-
Net loss	$ (1,072,744)	$ (486,470)	$ (3,380,739)	$ (2,123,553)

Basic and diluted net loss per share	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.09)
Weighted average shares outstanding	67,539,285	17,800,808	52,142,349	22,720,442

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three, six and nine months ended September 30, 2019

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2019	33,906,532	500,000	$ 33,907	$ 500	$ 1,256,827	$ (3,661,874)	$ (2,370,640)

Shares issued as inducement fee	1,713,307	-	1,713	-	88,287	-	90,000
Shares issued in settlement of debt	5,305,000	-	5,305	-	13,262	-	18,567
Net loss three months ended March 31, 2019	-	-	-	-	-	(1,122,481)	(1,122,481)

BALANCE, March 31, 2019	40,924,839	500,000	40,925	500	1,358,376	(4,784,355)	(3,384,554)
Shares issued as debt inducement	1,933,333	-	1,934	-	92,797	-	94,731
Shares issued for cash	1,247,449	-	1,247	-	65,877	-	67,124
Shares issued for pre-paid rent	386,589	-	387	-	26,133	-	26,520
Shares issued in settlement of debt	3,900,000	-	3,900	-	35,100	-	39,000
Shares issued for services	3,333,333	-	3,333	-	236,000	-	239,333
Shares issued for fixed assets and cash	5,000,000	-	5,000	-	324,990	-	329,990
Beneficial conversion feature	-	-	-	-	56,250	-	56,250
Net loss three months ended June 30, 2019	-	-	-	-	-	(1,185,514)	(1,185,514)

BALANCE, June 30, 2019	56,725,543	500,000	56,726	500	2,195,523	(5,969,869)	(3,717,120)
Shares issued as debt inducement	100,000	-	100	-	5,360	-	5,460
Shares issued for cash	7,941,303	-	7,941	-	144,764	-	152,705
Shares issued in settlement of debt	12,338,698	-	12,339	-	60,055	-	72,394
Beneficial conversion feature	-	-	-	-	28,800	-	28,800
Offering costs	-	-	-	-	(20,000)	-	(20,000)
Net loss three months ended September 30, 2019	-	-	-	-	-	(1,072,744)	(1,072,744)
BALANCE, September 30, 2019	77,105,544	500,000	$ 77,106	$ 500	$ 2,414,502	$ (7,042,613)	$ (4,550,505)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three, six and nine months ended September 30, 2018

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Deficit

BALANCE, January 1, 2018	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued in settlement of debt	1,155,829	-	1,155	-	214,984	-	216,139
Shares issued for warrant exercise	50,898	-	51	-	9,467	-	9,518
Shares issued for services	100,000	-	100	-	22,500	-	22,600
Net loss	-	-	-	-	-	(586,295)	(586,295)

BALANCE, March 31, 2018	32,203,271	500,000	32,203	500	520,640	(2,491,621)	(1,938,278)
Shares issued for services	650,000	-	650	-	58,350	-	59,000
Shares issued in settlement of debt	3,349,783	-	3,350	-	263,380	-	266,730
Shares contributed and cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Net loss	-	-	-	-	-	(1,050,788)	(1,050,788)

BALANCE, June 30, 2018	14,203,054	500,000	14,203	500	864,370	(3,542,409)	(2,663,336)
Shares repurchased and retired	(1,546,727)	-	(1,547)	-	(26,294)	-	(27,841)
Shares issued for cash	5,111,000	-	5,111	-	22,109	-	27,220
Shares issued for services	750,000	-	750	-	18,000	-	18,750
Shares issued in settlement of debt	764,205	-	764	-	19,105	-	19,869
Reclassification of beneficial conversion derivative	-	-	-	-	789,356	-	789,356
Net loss	-	-	-	-	-	(486,470)	(486,470)
BALANCE, September 30, 2018	19,281,532	500,000	$ 19,281	$ 500	$ 1,686,645	$ (4,028,879)	$ (2,322,452)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,380,739)	$ (2,123,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt inducement fee and share based compensation	365,768	202,878
Depreciation and amortization	69,317	76,097
Amortization of debt discounts	1,091,661	505,131
(Gain) loss on debt conversion and extinguishment	(395,507)	417,088
Initial and change in fair value of derivative	1,007,512	223,480
Cumulative change from implementing new accounting standard	26,866	-
Changes in operating assets:
Increase in receivables	(22,507)	(8,307)
Increase in inventory	(17,646)	(48)
Increase in prepaid expenses	(10,681)	-
Changes in operating liabilities:
Increase in accounts payable	39,478	51,768
Increase in accrued expenses	96,688	197,063
Increase in accrued interest payable	197,547	-
Increase in deferred rent	-	1,023
Net cash used in operating activities	(932,243)	(457,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(36,376)	(73,091)
Purchase of intangible assets	(92,278)	-
Net cash used in investing activities	(128,654)	(73,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of shares	217,547	27,220
Payment for repurchase of common shares	-	(34,000)
Proceeds from issuance of convertible notes payable for cash	1,858,000	348,000
Repayment of convertible notes payable	(1,077,348)	-
Payment on settlement agreement	-	(15,000)
Proceeds from third party for shares to be issued	310,000	49,000
Proceeds from bank overdraft	-	79,968
Proceeds from stockholder loan payable	30,866	12,296
Payments on stockholder loan payable	(163,943)	(9,980)
Proceeds from third party notes payable	275,000	181,998
Payments on third party notes payable	(223,296)	(109,031)
Net cash provided from financing activities	1,129,282	530,471
Net increase in cash	68,385	-
CASH, beginning of period	9,635	-
CASH, end of period	$ 78,020	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 43,600	$ 83,291
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as inducement fee	$ 184,731	$ 85,000
Issuance of common stock in settlement of debt	$ 57,568	$ 502,739
Issuance of debt for purchase of fixed assets	$ 51,479	$ -

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

The Company operates 6 restaurants in the Denver, Colorado metro area and 1 restaurant in the Ft. Lauderdale, Florida metro area. El Senor Sol - Evergreen is a Mexican restaurant which was opened in 2011. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in June 2016.The fifth Illegal Burger is located in Glendale area of Denver and opened in October 2018. The first of the Company’s newest concept - Illegal Pizza - opened in Lauderhill, Florida in June 2019. The Company plans to continue opening Illegal Burger and Illegal Pizza restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The Company completed its Illegal Burger Franchise Offering documents in May 2019. Illegal Burger Franchising has retained a marketing group to assist with the start up of its offering of franchises and to pre-qualify potential franchisees. The Company hopes to have its first franchise sales in the fourth quarter 2019.

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

Certain reclassifications have been made to December 31, 2018 Balance Sheet.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries. The Company has reflected the results on a consolidated basis for all periods presented. All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

c) Accounts Receivable

Accounts receivable is primarily the amounts due from the merchant account processor of debit and credit card payments and amounts due from online delivery services; such as, UberEats, Grub Hub, Door Dash, etc.

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

As a result of adopting this ASU, the Company has recorded a $10,146 effect on the financial statements for the nine months ended September 30, 2019.

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

g) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the periods ended September 30, 2019 and 2018.

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

The tax years 2018, 2017, and 2016 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2019	December 31, 2018
Level 3 - Embedded Derivative Liability	$2,113,616	$201,891

Changes in Level 3 assets measured at fair value for the three months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$201,891
Initial valuation of new embedded derivatives	2,319,047
Extinguishment upon conversion or settlement	(739,933)
Change in fair value of derivatives	332,611
Balance, September 30, 2019	$2,113,616

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

n) Recent Accounting Pronouncements

The Company recognizes revenue in accordance with ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $3.4 million for the nine months ended September 30, 2019 and have an accumulated deficit of approximately $7.0 million and a negative working capital of approximately $5.5 million at September 30, 2019, inclusive of indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are continuing our plan to further grow and expand restaurant operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The independent auditor’s report on our consolidated financial statements for the year ended December 31, 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(4) FIXED ASSETS

Fixed assets consists of the following:

	September 30, 2019 (unaudited)	December 31, 2018
Beginning balance	$ 484,842	$ 408,325
Additions: Equipment	292,419	95,558
Additions: Leasehold improvements	23,947	34,959
Landlord reimbursements	-	(54,000)
Accumulated depreciation	(309,480)	(250,394)

Ending Balance	$ 491,728	$ 234,448

Depreciation expense was $29,258 and $59,085 and $25,845 and $56,702 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

In the second quarter 2019, as part of the development of the Lauderhill location, the Company acquired a liquor license for $1,698 in cash. The Company is amortizing this value over the remaining term of the lease. In the second quarter 2019, the Company paid $16,000 for the final franchise documents enabling Illegal Burger Franchising to offer franchises for sale. The Company will amortize this value over 10 years. In the second quarter 2019, the Company paid $2,025 for the trademark applications for two new versions of the Company’s existing trademarked logo. The Company will amortize this value over 10 years.

 In the third quarter 2019, the Company paid $16,500 for website for Illegal Burger Franchising to offer franchises for sale. The Company will amortize this value over 10 years. In the third quarter 2019, the Company paid $2,075 for the trademark applications for trademarks and word-marks of the Illegal Pizza logo and name. The Company will amortize this value over 10 years

Amortization expense was $3,635 and $10,232 and $6,465 and $19,395 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

(7) STOCKHOLDER LOAN

The principal stockholder of the Company has loaned the Company funds at various times on an undocumented loan basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014) and Illegal Burger - Writer Square (2015 and 2016) and Illegal Burger Capital Hill (2016) locations. This stockholder loan balance was $24,082 and $206,434 at September 30, 2019 and December 31, 2018, respectively.

(8) NOTES PAYABLE TO THIRD PARTIES

a) Future Receivables Sale Agreements

During 2019, 2018, 2017, 2016 and 2015, the Company entered into several agreements to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2018 and 2017 totaled $140,000 and $166,082, respectively. In June 2019, the Company entered into a new agreement, which replaced the prior agreement, for the sale of future receivables, under which the Company received $175,000 from a party with an existing relationship with the Company, although there was a zero balance with this party at the time of entering into this transaction. At September 30, 2019 and December 31, 2018, the total payable balances inclusive of interest under the factoring agreements were $93,336 and $154,770, respectively.

b) One Year Notes

In February 2016, the Company entered into a one year note with a third party for a loan of $88,000. This note was payable daily in the amount of $377 paid via ACH draft from the J&F Restaurants, LLC - El Senor Sol Evergreen bank account. This note carries interest at a 7% rate. This note was renewed on December 30, 2016, and the Company received $74,548 in cash, which is net of the $10,452 remaining balance. The new note is payable as a percentage of future qualified credit/debit merchant card receivables. The loan balance was $0 and $28,038 at September 30, 2019 and December 31, 2018, respectively.

In April 2019, the Company entered into a one year note with a third party for a loan of $100,000. This note carries a 20% interest rate and is collateralized by a second mortgage on the founder and CEO’s residence. The loan balance, including interest, was $109,589 at September 30, 2019.

c) Convertible Notes - Variable Conversion

In the third quarter 2019, the Company entered into six convertible notes in exchange for $567,000 in cash with a principal amount of $609,400. These notes mature two in nine months and four in one year and carry a 8%, 10% and 12% interest rates. The notes convert into shares of the Company’s common stock at a price of 50%, 55%, 57% and 60% of the average of the two and three lowest trade  prices and the lowest trade price for the Common Stock during the 10 and 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $960,354 with a related debt discount of $609,400, and an immediate loss of $281,945.

In the third quarter 2019, the Company paid off three convertible notes in cash in the amount of $472,093.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible Notes - Variable Conversion, continued

In the second quarter 2019, the Company entered into nine convertible notes in exchange for $591,000 in cash with a principal amount of $669,000. These notes mature seven in nine months, one in ten months and one in one year and carry a 12% interest rates. The notes convert into shares of the Company’s common stock at a price of 55% and 50% of the average of the two lowest trade  prices and the lowest trade price for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $891,345 with a related debt discount of $602,580, and an immediate loss of $291,355.

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

d) Convertible Notes - Fixed Conversion

In the third quarter 2019, the Company entered into one convertible note in exchange for $108,000 in cash with a note amount of $120,000. This note matures in one year and carry a 12% interest rates. The note converts into shares of the Company’s common stock at a price of $0.05 per share of Common Stock. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $28,800.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(8) NOTES PAYABLE TO THIRD PARTIES, continued

d) Convertible Notes - Fixed Conversion, continued

In the second quarter 2019, the Company entered into one convertible note in exchange for $100,000 in cash. This note matures in one year and carry a 20% interest rates. The note converts into shares of the Company’s common stock at a price of $0.04 per share of Common Stock from October 10, 2019 to maturity. At maturity it is convertible at $0.05 per share as long as Company’s Volume Weighted Average Price, (“VWAP”) for the ten trading days prior to the conversion notice is greater than $0.07 per share. If the VWAP is below $0.07, then the conversion formula is $0.05xVWAP/$0.07. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $56,250.

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

At both September 30, 2019 and December 31, 2018, the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” were due upon prepayment. This note is currently in litigation.

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

Right of Use Assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet as follows:

Non-current assets

Right of use assets, net of amortization - $1,558,289.

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease expense	$106,641	$296,128

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) OPERATING LEASES, continued

Maturity of operating leases

The amount of future minimum lease payments under operating leases at September 30, 2019 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2019 (3 months remaining)	$ 128,670
2020	426,062
2021	305,589
2022	234,752
2023	246,641
Thereafter	776,442

Total	2,118,156
Amount representing imputed interest	(512,997)

Total operating lease liability	$ 1,605,159
Current portion of operating lease liability	$ 283,179
Operating lease liability, non-current	$ 1,321,980

(10) LIABILITY TO ISSUE COMMON STOCK

During the fourth quarter 2018 and second quarter 2019 the Company entered into four (4) Securities Purchase Agreements with three parties, two of whom are related to each other. All four of these SPAs have language prohibiting the holder to own more than 4.99% of the issued and outstanding shares of the Company at any time.

In connection with these SPAs the Company is entitled to receive $906,500 in cash for the issuance of common stock, issuable at per share prices ranging between $0.0035 and $0.06 per share subject to downward adjustment based on volume weighted average price as defined at the date of issuance notice. The Company received $265,500 in 2018 and $300,000 in 2019 under these SPAs.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(11) STOCKHOLDERS’ EQUITY

At September 30, 2019 and December 31, 2018, the Company has 2,000,000,000 and 250,000,000 shares of par value $0.001 common stock authorized and 77,105,544 and 33,906,532 issued and outstanding, respectively. At September 30, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding.

Common Stock

In the third quarter 2019, the Company issued 100,000 shares of common stock as an inducement for the extension of convertible debt, valued at $5,460. The Company issued 10,838,698 shares of common stock valued at $322,344 to settle $46,894 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 1,500,000 shares of common stock valued at $77,250 to settle $25,500 of convertible debt. The Company issued 1,537,246 shares of common stock valued at $57,647 for $32,282 of a Securities Purchase Agreement (SPA) funded in October 2018. The Company issued 6,404,057 shares of common stock in exchange for $120,423 in cash.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(12) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases 7 (seven) restaurant locations and its corporate office from unrelated parties. Rent expense paid was $233,094 and $442,132 and $118,571 and $329,865 for the three and nine months ended September 30, 2019 and 2018.

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	IPL
2019 (3 months)	$ -	$ -	$ 18,699	$ 25,661	$ 16,869	$ 15,900	$ 15,904
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 65,400	$ 64,690
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 66,151
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 67,648
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 69,183
Thereafter	$ -	$ -	$ -	$ 206,997	$ -	$ 354,000	$ 235,757
Total minimum lease payments	$ -	$ -	$ 121,668	$ 655,206	$ 109,764	$ 642,300	$ 519,333

	WCVC	Total
2019 (3 months)	$ 6,630	$ 99,662
2020	$ 26,520	$ 405,792
2021	$ 13,260	$ 298,579
2022	$ -	$ 241,002
2023	$ -	$ 252,891
Thereafter	$ -	$ 796,754
Total minimum lease payments	$ 46,410	$ 2,094,680

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet; IPL - Illegal Pizza - Lauderhill; WCVC - corporate office. The Company’s leases for El Senor Sol B Evergreen and Illegal Burger  - Evergreen locations expired on August 31, 2019 and both are now on a  month to month basis.

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

(12) COMMITMENTS AND CONTINGENCIES, continued

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267 plus interest, costs and attorney fees. The Company expects to either negotiate a settlement agreement or to vigorously defend this action. This action is in the discovery phase.

(13) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at September 30, 2019 and December 31, 2018.

(14) SUBSEQUENT EVENTS

a) Convertible Notes - Variable Conversion

In the fourth quarter 2019, the Company entered into one convertible note in exchange for $50,000. This note matures in 9 months. This note carries an interest rate of 12%. The note converts into shares of the Company’s common stock at a price of 55% of the lowest trade price for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $43,364, with a related debt discount of $43,364, and an immediate loss of $0.

b) Stockholders’ Equity

Subsequent to September 30, 2019, the Company issued 195,941,704 shares of common stock as follows:

* 2.500,000 shares valued at $157,500 as a debt inducement

* 3,997,266 shares valued at $95,135 to settle $13,990 of debt with a fixed rate conversion

* 187,095,944 shares valued at $943,996 to settle $295,001 of debt with a variable rate conversion

* 2,348,494 shares for cash of $27,919.

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

Our principal executive office is located at 6610 Holman St, Suite 301, Arvada, Colorado 80004.  Our telephone number is (303) 423 1300. Our websites are: www.illegalburger.com and www.illegalpizza.restaurant and www.illegalbrands.com and www.westcoastventuresgroupcorp.com.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

For the three months ended September 30, 2019, revenue generated was $981,367, as compared to $806,989 for the three months ended September 30, 2018. The year over year increase of approximately 21.61% was mainly attributable to our location in Glendale, CO which opened in October 2018 and Lauderhill, FL location which opened the end of June 2019. The year over year same store sales increase of approximately 16.78% was mainly attributable to expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales, exclusive of depreciation, increased to $1,003,454 from $648,620, or 55.71%. This increase was primarily due to an active cost control program instituted during 2018 and increases related to hiring managers at each location. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 102.25% and 80.38% for the three months ended September 30, 2019 and 2018, respectively.

Gross Profit

Our ongoing restaurant operations (operating loss) gross profit was ($22,087) and $158,369 for the nine months ended September 30, 2019 and 2018, respectively. Our ongoing restaurant (operating loss) gross profit, as a percentage of sales, was approximately (2.25%) and 19.62% for the three months ended September 30, 2019 and 2018, respectively.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $392,672 compared to $281,893 for the three months ended September 30, 2018. The increase was the result principally due to share based compensation to third parties.

Net Loss

Net loss for the three months ended September 30, 2019 was $1,072,744 compared to a net loss of $486,470 for the three months ended September 30, 2018. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses, interest expense and principally, derivative costs.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

For the nine months ended September 30, 2019, revenue generated was $2,765,406, as compared to $2,244,075 for the nine months ended September 30, 2018. The year over year increase of approximately 23.23% was mainly attributable to a full nine months of the CitiSet location operations and three months of the Lauderhill location, expansion of our marketing, especially in the downtown location and an increased emphasis on the various on-line ordering and delivery platforms we employ.

Cost of Sales

Ongoing restaurant cost of sales, exclusive of depreciation increased to $2,716,453 from $2,005,555, or 35.45%. This increase was primarily due to a full nine months of the CitiSet location operations high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs and hiring managers for all locations. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 98.23% and 89.37% for the nine months ended September 30, 2019 and 2018, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $48,953 and $238,520 for the nine months ended September 30, 2019 and 2018, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately 1.77% and 10.6% for the nine months ended September 30, 2019 and 2018, respectively.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $1,291,913 compared to $834,174 for the nine months ended September 30, 2018. The increase was the result principally due to share based compensation to third parties.

Net Loss

Net loss for the nine months ended September 30, 2019 was $3,380,739 compared to a net loss of $2,123,553 for the nine months ended September 30, 2018. This increase in the loss was the result of many factors: high personnel cost in the industry because of heavy competition for personnel from the construction and marijuana industries in Denver; across the board increased prices in our foodstuffs and our increased marketing costs; ongoing public company expenses and principally, derivative costs.

Liquidity and Capital Resources

Cash Flow Activities

Cash was $78,020 at September 30, 2018 and $9,635 at December 31, 2018.

Financing Activities

During the nine months ended September 30, 2019, we received proceeds of $1,858,000 from issuance of convertible notes and repaid $1,077,348 of convertible debt; $275,000 from the issuance of third party debt and repaid $223,296 of third party debt and received $30,866 and repaid $164,363 of our officer loan; $120,423 from the sale of shares of common stock and $310,000 for shares of common stock to be issued. During the nine months ended September 30, 2018, we received proceeds of $348,000 from issuance of convertible notes; $181,998 from third party debt and repaid $109,031 of third party debt, $49,000 for common shares to be issued, $27,220 for the sale of common shares, expended $34,000 to repurchase shares under a settlement agreement, $12,296 from and repaid $9,980 of our officer loan and $79,968 from a bank overdraft.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of September 30, 2019 and 2018.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter 2019,the Company issued 2.500,000 shares of common stock valued at $157,500 as a debt inducement fee. The Company issued 3,997,266 shares of common stock valued at $95,135 to settle $13,990 of debt with a fixed rate conversion.  The Company issued 187,095,944 shares of common stock valued at $943,996 to settle $295,001 of debt with a variable rate conversion. The Company issued 2,348,494 shares of common stock for cash of $27,919.

In the third quarter 2019, the Company issued 100,000 shares of common stock as an inducement for the extension of convertible debt, valued at $5,460. The Company issued 10,838,698 shares of common stock valued at $322,344 to settle $46,894 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 1,500,000 shares of common stock valued at $77,250 to settle $25,500 of convertible debt. The Company issued 1,537,246 shares of common stock valued at $57,647 for $32,282 of a Securities Purchase Agreement (SPA) funded in October 2018. The Company issued 6,404,057 shares of common stock in exchange for $120,423 in cash.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: November 19, 2019	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)