Form 10-K
period 2019-12-31
WEST COAST VENTURES GROUP CORP.
filed 2020-07-02
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number	000-54948

WEST COAST VENTURES GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0377575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6610 Holman Street, Suite 301 Arvada, Colorado	80004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(303) 423-1300

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes [X] No [ ]

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
Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2019: $309,552.

The number of shares of registrant’s common stock outstanding as of June 29, 2020 was 3,109,519,939.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WEST COAST VENTURES GROUP CORP.

FORM 10-K

YEAR ENDED 31 DECEMBER 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

We are filing this annual report on Form 10-K (the “Annual Report”) with the SEC after the filing deadline applicable to us for in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”), due to the circumstances related to COVID-19.

On March 30, 2020, we filed Current Report on Form 8-K with the SEC to indicate our intention to rely on the Order for the extension of the filing of this Annual Report. Consistent with our statements made in the Form 8-K filings, we were unable to file the Annual Report until the date hereof because of the disruptions in our normal interactions with our auditors caused by COVID-19, and the limited access to the Company’s facilities resulting in limited support from our staff and other professional advisors due to the COVID-19 pandemic. The Company has a small accounting staff and historically we provided our auditors with full access to work papers and related information. Because the audit personnel were working remotely as much as possible as were our accounting personnel, this slowed everyone’s workflow and the Company’s ability to complete its audit and file this Annual Report prior to its due date. Government-enforced “shelter in place” orders imposed mandatory and voluntary self-quarantine actions. Our headquarters and most of our management and financial, accounting and legal personnel, as well as certain of our professional advisors, were in areas impacted by these government orders. The disruptions in staffing, communications and access to personnel resulted in delays, limited support and insufficient time to complete our audit of our financial statements and internal control assessment and to complete our financial reporting process and prepare this Annual Report.

Item 1. Business.

West Coast Ventures Group Corp. (“WCVC”, the “Company”, “our”, “us” or “we”) was originally incorporated as Energizer Tennis Corp. on June 16, 2011 in the state of Nevada. WCVC entered into a reverse acquisition transaction whereby WCVC acquired Nixon Restaurant Group, Inc. (“NRG”) on October 4, 2017, which was effective January 1, 2017 for accounting purposes.

On February 14, 2019 the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, to 650,000,000 shares.

On September 9, 2019 the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, to 2,000,000,000 shares.

On October 29, 2019 the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, to 10,000,000,000 shares.

On around February 18, 2020, the Company (through an affirmative vote of the Company’s Board of Directors and the holders of a majority of the shares of the Company entitled to vote) adopted a plan to effect a reverse stock split in the ratio of 1:1,000. This reverse spit will be instituted upon approval by the Financial Industry Regulatory Agency, (FINRA).

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

Since WCVC acquired the NRG, it has been operating six restaurants in the greater Denver, Colorado metro area: (1)

El Senor Sol, a Mexican cuisine restaurant in located in Evergreen, Colorado, which has been operating in excess of five years; (2) Illegal Burger, which opened in August 2013 and is located beside the El Senor Sol restaurant in Evergreen, Colorado; (3) Illegal Burger, located in Arvada, Colorado, which opened in April 2014; (4) Illegal Burger, located in downtown Denver, Colorado, which opened in January 2016, (5) Illegal Burger, located in the Capital Hill Neighborhood of Denver, Colorado, which opened in June 2016, and (6) Illegal Burger, located in Glendale, Colorado which opened in October 2018. The Company plans to continue opening Illegal Burger restaurants throughout the Denver metro area and expects to expand operations to other areas of the United States. The first of the Company’s newest concept - Illegal Pizza - opened in Lauderhill, Florida in June 2019. The Company plans to continue opening Illegal Burger and Illegal Pizza restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The Company completed its Illegal Burger Franchise Offering documents in May 2019. Illegal Burger Franchising, LLC has retained a marketing group to assist with the start up of its offering of franchises and to pre-qualify potential franchisees. The Company hopes to have its first franchise sales in the third quarter 2020.

The Company began its operations in Illegal Brands, LLC in June 2019, offering its own branded CBD infused water and CBD powder packets, first through its restaurant locations. Illegal Brands expects to offer these products to third parties on a wholesale basis.

The Company’s wholly-owned subsidiaries are Nixon Restaurant Group, Inc.; J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen); Illegal Burger, LLC (Arvada); Illegal Burger Writer Square, LLC; Illegal Burger Capital Hill, LLC; Illegal Burger CitiSet, LLC; Illegal Pizza, LLC; Illegal Brands, LLC; Illegal Burger Franchising, LLC; and, Illegal Brands IP, LLC.

Marketing

Our marketing programs are designed to increase transactions and grow sales. Our ultimate marketing mission is to make our brands a trusted and familiar name with the buying public, and to differentiate our brands from our competitors.

Our marketing efforts this year were focused on the kick off opening of Illegal Pizza in Lauderhill, FL and raising awareness of the location as well as working to drive increasing sales at the location. We are also focused on delivering value for the hard-earned dollars of our customers, as well as a new emphasis on safety, both of food and dine-in experience.

We utilize multiple marketing channels, including digital marketing, social media, events and sponsorships to make our brands more visible. We have invested and will continue to invest in customer research that will give us insight into our consumers in order to inform our business decisions, media, and messaging.

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, convenience, brand reputation, cleanliness, and ambience of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants, as well as national and regional chains. Many of our competitors offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are a number of multi-unit, multi-market hamburger restaurant concepts, some of which are expanding nationally. In recent years, competition has increased significantly from restaurant formats like ours that serve higher quality food, quickly and at a reasonable price.

Moreover, we may also compete with companies outside the fast-casual, quick-service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of major grocery store chains, including those targeted at customers who seek higher-quality food, as well as from convenience stores, cafeterias, and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants.

Restaurant Site Selection

We believe restaurant site selection is critical to our long-term success and growth strategy. As a result, we devote substantial time and effort to carefully evaluate each potential new restaurant location. We thoroughly assess the surrounding trade area, demographic and business information within that area, and available information on competitors and other restaurants. Based on this analysis, we determine projected sales and targeted return on investment for each potential restaurant site.

Information Systems and Cyber Security

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants and centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks in order to combat breaches, as well as provide improved control, security and scalability.

Government Regulation and Environmental Matters

We are subject to various federal, state and local laws and regulations that govern aspects of our business operations, including:

•

employment practices, such as wage and hour and fair work week regulations, requirements to provide meal and rest periods, family leave mandates, workplace safety and accommodations to certain employees, citizenship or work authorization requirements, insurance and workers’ compensation rules, and anti-discrimination and anti-harassment laws;

•

privacy and data security, laws governing the collection, maintenance and use of information regarding employees and guests and consumer credit protection and fraud;

•

compliance with the Americans with Disabilities Act and similar laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;

•

food safety and nutrition, including nutritional menu labeling nutrition and advertising practices;

•

environmental practices, including concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, and regulations restricting the use of straws, utensils and the types of packaging we can use in our restaurants; and

•

licensing and regulation by health, alcoholic beverage, sanitation, food and other agencies.

Employees

As of December 31, 2019, we had about 60 employees, including about 4 salaried employees and about 56 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Seasonality

Seasonal factors influencing our business are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Intellectual Property and Trademarks

All of the intellectual property and trademarks used in connection with the operation of our business are owned by our wholly-owned subsidiary, Illegal Brands IP LLC. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not provide a link on its website to such filings, and there is no estimate for when such a link on the Company’s website will be available.

The Company’s executive (or corporate) offices are located at 6610 Holman Street, Suite 301, Arvada, Colorado, 80004. Our telephone number is 303-423-1300 and our websites include: www.illegalburger.com; www.westcoastventuresgroupcorp.com; www.illegalbrands.com; www.illegalpizza.restaurant and www.franchise.illegalburger.com

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item. However, as a result of recent events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, including the ongoing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was recently named by the World Health Organization as COVID-19, and other similar events, we have included the following additional Risk Factors:

The novel coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The novel coronavirus (COVID-19) pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and will continue to disrupt our business. In many areas where we operate our restaurants, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to “stay home” except for purposes considered essential. In response to the COVID-19 outbreak and government restrictions, we have closed some of our restaurants, closed the dining rooms and are offering only takeout and delivery in all of the restaurants that remain open and have implemented modified work hours in some restaurants. The mobility restrictions, and the sharp and sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 outbreak, have adversely affected and will continue to adversely affect our guest traffic, which adversely impacts our liquidity, financial condition or results of operations. Even after the mobility restrictions are loosened or lifted, guests may still be reluctant to return to in-restaurant dining and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time into the future.

Our restaurant operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. Additional restaurant closures or modified hours of operation due to staffing shortages could further materially adversely affecting our liquidity, financial condition or results of operations. In certain areas face coverings for all restaurant employees are required, and to support our employees and protect the health and safety of our employees and guests, we have offered enhanced health and welfare benefits, provided temporary wage increases and bonuses to restaurant employees, and purchased additional sanitation supplies and personal protective materials. These measures have increased our operating costs and adversely affected our liquidity.

The COVID-19 outbreak also may adversely affect the ability of our suppliers to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply and/or prepare our ingredients, packaging and other necessary operating materials, distribution centers, and logistics and transportation services providers. If our suppliers are unable to fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted.

We have also modified our plans for opening new restaurants and remodeling existing restaurants due to the COVID-19 outbreak. To preserve liquidity, we may be forced to delay new restaurant construction and restaurant remodels that were under consideration. These changes may materially adversely affect our ability to grow our business, particularly if these construction projects are delayed for a significant amount of time.

As more business and activities have shifted online due to the COVID-19 restrictions on congregating and physical movements, we have seen an increase in cyber security threats and attempts to breach our security networks.

We are unable to predict the impact of COVID-19 on our Company.

The short term impact of COVID-19 are the result of government directives, first from the City of Denver, CO, and subsequently from the States of Colorado and Florida requiring only pick-up and delivery orders of food and beverages. Under these directives we were required to close our dining areas in all our restaurants. This has caused a fall-off in business, which has been somewhat offset by an increase in pick-up and delivery orders. We have been able to keep our restaurants open for pick-up and delivery orders. This in turn has allowed us to continue to employ our staff at the restaurants. We intend to continue to pay our employees through this crisis in the hopes that once the crisis has passed and we are allowed to return to more normal operations we can do so quickly by bringing our existing staff back in without having to train a large number of new staff. Our headquarters staff began to work remotely, and continues to do so, and we hope to have them completely up to somewhat of a normal workflow shortly.

We cannot predict how long the COVID-19 outbreak will last or if it will reoccur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted. We cannot, at this stage, begin to evaluate the long term impacts of COVID-19 on our Company. We are researching what information that will assist us to evaluate the long term impacts, but currently there is very little information available. The National Restaurant Association is providing information on an almost daily basis, but this is clearly an unprecedented situation.

The COVID-19 outbreak also may have the effect of heightening other risks facing our Company, such as, though not limited to, those related to cybersecurity threats; consumer behavior; consumer perceptions of our brand; supply chain interruptions; and, labor availability and cost.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office, for all operations, is located at 6610 Holman St., Unit 301, Arvada, Colorado, 80004. The Company leases six (6) restaurant spaces from unrelated parties. The lease for the El Senior Sol and Illegal Burger operating in Evergreen, Colorado expired on August 31, 2019. Since that time, both locations have been operating on a month-to-month basis. The lease for the Illegal Burger property operating in Arvada, Colorado expires in January 2021. The lease has a one-time automatic renewal for 5 years. The lease for the Illegal Burger property operating in Capital Hill, Denver, Colorado expires in April of 2021. The lease has a one time automatic renewal for 5 years. The lease for the Illegal Burger property operating in Writer Square, Denver, Colorado expires in October 2025, and has 2 automatic renewal for 5 years each renewal. The lease for the Illegal Burger property operating in Glendale, Denver, Colorado expires in October 2028 and has 2 automatic renewals for 5 years each. The lease for the Illegal Pizza property operating in Lauderhill, Florida expires in March 2027.

Item 3. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Annual Report we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.  In May 2020 the U.S. Securities and Exchange Commission, (SEC), filed a civil action alleging fraud against this creditor. The SEC also appointed a court supervised receiver of this creditor, who has stayed all current litigation involving this creditor. The Company expects to reach a settlement with this receiver when they lift the stay.

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

OTC Markets
Quarter Ended	High	Low
March 31, 2018	$0.35	$0.022
June 30, 2018	$0.22	$0.029
September 30, 2018	$0.058	$0.012
December 31, 2018	$0.282	$0.017
March 31, 2019	$0.09	$0.032
June 30, 2019	$0.089	$0.0421
September 30, 2019	$0.065	$0.010
December 31, 2019	$0.0475	$0.0003

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, shareholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained VStock Transfer, LLC as its transfer agent. Its address is 18 Lafayette Place, Woodmere, New York, 11598. Its telephone number is 212-828-8436.

Holders

As of December 31, 2019 there were approximately 51 shareholders of record of the Company’s common stock, and 1 shareholder of the Company’s preferred stock.

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

Recent Sales of Unregistered Securities

In the second quarter 2020, the Company issued 100,000,000 shares of common stock valued at $10,000 to settle $6,000 of convertible debt

In the first quarter 2020, the Company issued 2,035,049,580 shares of common stock valued at $491,505 to settle $114,658 of convertible debt. In addition, the Company issued 56,000,000 shares of common stock in exchange for $39,200 in cash.

In the fourth quarter 2019, the Company issued 2,500,000 shares of common stock as an inducement for the extension of convertible debt, valued at $157,500. The Company issued 3,997,266 shares of common stock valued at $286,044 to settle $13,990 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 798,519,055 shares of common stock valued at $1,200,597 to settle $445,367 of convertible debt. The Company issued 36,348,494 shares of common stock in exchange for $41,053 in cash.

In the third quarter 2019, the Company issued 1,500,000 shares of common stock valued at $77,250 to settle $25,500 of convertible debt. The Company issued 1,537,246 shares of common stock valued at $57,647 for $32,282 of a Securities Purchase Agreement (SPA) funded in October 2018. The Company issued 6,404,057 shares of common stock in exchange for $120,423 in cash.

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

Item 6. Selected Financial Data.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the years ended December 31, 2019 and December 31, 2018, and the notes thereto. Additional information relating to WCVC is available through its brand websites: www.westcoastventuresgroupcorp.com; www.illegalbrands.com; www.illegalburger.com; www.illegalpizza.restaurant and www.franchise.illegalburger.com

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to WCVC or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in WCVC  MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. WCVC disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

West Coast Ventures Group Corp. (“our”, “us”, “we”, “WCVC”, or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.

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

We own and operate the following seven (7) restaurant locations, and own the following entities:

•

J&F Restaurants, LLC was formed in Colorado on March 12, 2011, and owns and operates Kalaka Mexican Kitchen (f/k/a El Senor Sol), a casual Mexican restaurant located at 29017 Hotel Way, Unit 103B Evergreen, Colorado 80439 which opened in June 2011.

•

J&F Restaurants, LLC also owns and operates Illegal Burger, an upscale fast casual restaurant located at 29017 Hotel Way, Unit 102B, Evergreen, Colorado 80439 which opened in August 2013.

•

Illegal Burger, LLC was formed in Colorado on May 31, 2013, and owns and operates Illegal Burger, an upscale fast food restaurant located at 15400 W 64th Avenue, Unit E1A, Arvada, Colorado 80007 which opened in January 2013,

•

Illegal Burger Writer Square LLC was formed in Colorado on April 19, 2015, and owns and operates an Illegal Burger location in downtown Denver at 1512 Larimer Street, Suite R, Denver, Colorado 80202 which opened in January 2016.

•

Illegal Burger Capital Hill, LLC was formed in Colorado on March 4, 2016, and owns and operates an Illegal Burger location at 609 North Grant Street, Denver, Colorado 80202 which opened in June 2016.

•

Illegal Burger CitiSet, LLC was formed in Colorado on June 21, 2018, and owns and operates an Illegal Burger location at 652 South Colorado Boulevard, Unit A, Denver, Colorado 80246 which opened in October 2018.

•

Illegal Burger Franchising, LLC was formed in Colorado on January 17, 2019, located at 6610 Holman St, Unit 301, Arvada, Colorado 80004 which is the entity offering for sale Illegal Burger franchises.

•

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019, and owns and operates an Illegal Pizza location at 5401 N. University Dr, Lauderhill, Florida 33351 which opened in July 2019.

•

Illegal Brands, LLC was formed in Colorado on April 1, 2019, located at 6610 Holman St, Unit 301, Arvada, Colorado 80004 which is the entity to sell CBD products which are currently composed of CBD infused water and packets of soluble CBDs.

•

Illegal Brands IP LLC was formed in Colorado on April 9, 2019, located at 6610 Holman St., Unit 301, Arvada, Colorado, 80004, which owns all the intellectual property (i.e. trademarks, word marks, etc) for all of the operating entities.

Each of our Illegal Burger, Illegal Pizza and Kalaka Mexican Kitchen restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over- commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone-free beef, french fries, cheesy taters and adult and virgin milk shakes including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar. Our new Illegal Pizza concept offers consumers a practical alternative to the over-commercialized healthy dining craze by offering a variety of pizzas made with all never frozen, natural toppings. Our Kalaka Mexican Kitchen restaurant offers Mexican food and a full bar including a tequila menu.

Our principal executive office is located at 6610 Holman St., Unit 301, Arvada, Colorado, 80004.  Our telephone number is 303-537-7022.  Our websites are: www.illegalburger.com; www.westcoastventuresgroupcorp.com; www.illegalbrands.com; www.illegalpizza.restaurant and www.franchise.illegalburger.com

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

For the year ended December 31, 2019, revenue generated was $3,635,234, as compared to $3,054,623 for the year ended December 31, 2018. The year over year increase of approximately 19.01% was mainly attributable to the CitiSet location being open for a full year and the opening of the Illegal Pizza location and expansion of our marketing, especially in the downtown location. Our year over year same store sales growth was 2.77%.

Cost of Sales

Ongoing restaurant cost of sales increased to $3,647,950 from $2,921,266, or an increase of 24.88%. This increase was primarily due to a corresponding increase in sales for the year and the current trend of high personnel turnover in the industry as well as the minimum wage increase in Colorado, requiring higher cost of training of staff and our increased marketing costs. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 100.35% and 95.63% for the years ended December 31, 2019 and 2018, respectively.

Gross Profit

Our ongoing restaurant operations gross profit was $(12,716) and $171,302 for the years ended December 31, 2019 and 2018, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately (0.35)% and 5.61% for the years ended December 31, 2019 and 2018, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2019 because of the current trend of high personnel turnover in the industry, requiring higher cost of training of staff and our increased marketing costs and Illegal Pizza only being open for 5 months with a very slow ramp up in sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $1,613,975 compared to $919,540 for the year ended December 31, 2018. The increase was the result of dramatically increased professional fees, stock based compensation to third parties and public company expenses.

Net Loss

Net loss for the year ended December 31, 2019 was $5,293,313 compared to a net loss of $1,756,548 for the year ended December 31, 2018. This increase in the loss was the result of many factors: the current trend of high personnel turnover in the industry, requiring higher cost of training of staff; our increased marketing costs; continued expenditures to ensure that the restaurants are run efficiently and effectively; implementation of several new computer systems in this process; revised, updated and developed system and process manuals for both operations and training; approximately $1,263,000 increase in derivative expense and approximately $1,400,00 increase in interest expense.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased $9,635 to $0 at December 31, 2019 from $9,635 at December 31, 2018. This decrease was a result of an increase in operating activities costs, an increase in investing costs and an increase in financing activities.

Financing Activities

During 2019, we received proceeds of third party debt of $515,000; $1,929,235 from proceeds of convertible debt and $260,881 for the sale of common stock; repaid $206,434 of a stockholder loan and repaid $1,385,845 of third party debt.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2019 and 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Consolidated Financial Statements.)

Management’s Plans

Our plan is to continue to grow our business through the opening of additional strategic locations, and to actively promote the franchising side of our business. During the next twelve months we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Deficiency in Stockholders’ Equity

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of West Coast Ventures Group Corp.

Arvada, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of West Coast Ventures Group Corp. (the Company) at December 31, 2019 and 2018, and the related consolidated statements of operations, changes in deficiency in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company had consolidated losses of approximately $5.3 million and negative working capital of approximately $6.6 million at December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Fort Lauderdale, Florida

July 1, 2020

WEST COAST VENTURES GROUP CORP.

Consolidated Balance Sheets

December 31,

ASSETS	2019	2018
CURRENT ASSETS
Cash	$ -	$ 9,635
Receivables	71,045	32,303
Inventory	35,663	19,984
Prepaid expenses	31,268	30,605
Assets of discontinued operations	2,462	2,461
Total current assets	140,438	94,988
FIXED ASSETS
Equipment	569,715	277,296
Leasehold improvements	231,493	207,546
Total fixed assets	801,208	484,842
Less: accumulated depreciation	(342,249)	(250,394)
Net total fixed assets	458,959	234,448
OTHER ASSETS
Lease right of use asset	1,489,737	-
Deposits and other assets	43,374	43,314
Intangible assets, net	163,154	87,556
Total other assets	1,696,265	130,870
Total Assets	$ 2,295,662	$ 460,306
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 157,556	$ 60,222
Accrued expenses	788,588	607,525
Deferred rent	-	64,661
Operating lease, current portion	295,214	-
Stockholder loan	-	206,434
Third party advances	-	265,500
Notes payable to third parties	878,079	692,879
Convertible notes payable to third parties, net of discounts	879,849	250,276
Fair value of derivative liabilities	2,740,054	201,891
Common stock issuable	533,218	-
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	6,754,116	2,830,946
LONG TERM LIABILITIES
Operating leases, net of current portion	1,243,129	-
Total long term liabilities	1,243,129	-
Total Liabilities	7,997,245	2,830,946
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 0 shares issued and outstanding	500	500
Common stock, $0.001 par value, authorized 10,000,000,000 and 250,000,000 shares; 918,470,359 and 33,906,532 shares issued and outstanding	918,470	33,907
Additional paid-in capital	2,334,634	1,256,827
Accumulated deficit	(8,955,187)	(3,661,874)
Total deficiency in Stockholders’ equity	(5,701,583)	(2,370,640)
Total Liabilities and Deficiency in Stockholders’ Equity	$ 2,295,662	$ 460,306

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Operations

Year ended December 31,

	2019	2018
REVENUES
Restaurant revenue, net of discounts	$ 3,635,234	$ 3,054,623

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	1,187,076	947,927
Wages and payroll taxes	1,306,236	1,029,896
Occupancy	666,398	545,733
Other restaurant costs	488,240	398,110
Depreciation and amortization	107,934	118,617
General and administrative expenses	1,613,975	919,540

Total costs and expenses	5,369,859	3,959,823

Loss from operations	(1,734,625)	(905,200)

Other expenses
Pre-opening expenses	52,328	9,550
Change in fair value of derivatives	1,652,640	(233,714)
(Gain) Loss on debt conversion	-	417,088
Gain on extinguishment of debt	(358,188)	(144,054)
Interest expense	2,211,908	802,478

Total other expenses	3,558,688	851,348

Loss before income taxes	(5,293,313)	(1,756,548)

Provision for income taxes	0	0

Net loss	$ (5,293,313)	$ (1,756,548)

Basic and diluted net loss per share	$ (0.05)	$ (0.07)

Weighted average shares outstanding	115,527,424	24,334,196

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Consolidated Statement of Deficiency in Stockholders’ Equity

	Number of Shares		Par Value		Additional Paid-in	Accumulated	Total Deficiency in Stockholders’
	Common	Preferred	Common	Preferred	Capital	Deficit	Equity

BALANCE, January 1, 2018	30,556,544	500,000	$ 30,557	$ 500	$ 189,029	$ (1,905,326)	$ (1,685,240)

Shares issued for cash	5,111,000	-	5,111	-	22,109	-	27,220
Shares issued in settlement of debt	9,894,817	-	9,895	-	509,031	-	518,926
Shares issued as compensation	10,000,000	-	10,000	-	90,000	-	100,000
Shares issued for services	1,500,000	-	1,500	-	98,850	-	100,350
Shares issued as debt inducement	340,000	-	340	-	84,660	-	85,000
Shares issued at warrant exercise	50,898	-	51	-	9,467	-	9,518
Shares cancelled	(22,000,000)	-	(22,000)	-	22,000	-	-
Shares repurchased and cancelled	(1,546,727)	-	(1,547)	-	(26,294)	-	(27,841)
Beneficial Conversion Feature	-	-	-	-	257,975	-	257,975
Net loss	-	-	-	-	-	(1,756,548)	(1,756,548)

BALANCE, December 31, 2018	33,906,532	500,000	33,907	500	1,256,827	(3,661,874)	(2,370,640)
Shares issued for cash	45,537,246	-	45,537	-	215,344	-	260,881
Shares issued in settlement of debt	824,060,019	-	824,060	-	(131,153)	-	692,907
Shares issued for prepaid rent	386,589	-	386	-	26,133	-	26,519
Shares issued for services	3,333,333	-	3,333	-	236,000	-	239,333
Shares issued as debt inducement	6,246,640	-	6,247	-	341,443	-	347,690
Shares issued for fixed assets and cash	5,000,000	-	5,000	-	324,990	-	329,990
Offering costs	-	-	-	-	(20,000)	-	(20,000)
Beneficial Conversion Feature	-	-	-	-	85,050	-	85,050
Net loss	-	-	-	-	-	(5,293,313)	(5,293,313)

BALANCE, December 31, 2019	918,470,359	500,000	$ 918,470	$ 500	$ 2,334,634	$ (8,955,187)	$ (5,701,583)

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Consolidated Statements of Cash Flows

Year ended December 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,293,313)	$ (1,756,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation for services	329,333	200,350
Depreciation and amortization	107,934	118,617
Change in fair value of derivatives	1,652,640	(233,714)
Loss on debt conversion	-	417,088
Gain on debt extinguishment	(358,188)	(144,054)
Amortization of debt discounts	1,566,721	529,061
Vendor incentive	-	44,000
Amortization of deferred rent	-	5,977
Cumulative change from implementing new accounting standard	13,234	-
Changes in operating assets:
Increase in receivables	(38,742)	(283)
Increase in inventory	(15,679)	(2,821)
Increase in prepaid expenses	(664)	(12,359)
Increase in deposits and other assets	(60)	(13,967)
Changes in operating liabilities:
Increase (decrease) in accounts payable	97,333	(68,091)
Increase in accrued expenses	635,633	73,991
Increase in deferred rent	-	17,993
Net cash used in operating activities	(1,303,818)	(824,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(36,376)	(71,156)
Reimbursement from landlord	-	54,000
Purchase of intangible assets	(92,278)	(5,286)
Net cash used in investing activities	(128,654)	(22,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	260,881	27,220
Repurchase of common stock under settlement agreement	-	(34,000)
Proceeds from issuance of convertible notes payable for cash	1,929,235	698,000
Payments on settlement agreement	-	(200,000)
Repayment of stockholder loans payable - proceeds from stockholder loans	(206,434)	115,759
Proceeds from third party for shares to be issued	310,000	-
Proceeds from third party notes payable and advances	515,000	421,545
Payments on third party notes payable	(1,385,845)	(171,687)
Net cash provided by financing activities	1,422,837	856,837
Net (decrease) increase in cash	(9,635)	9,635
CASH, beginning of year	9,635	-
CASH, end of year	$ -	$ 9,635
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 221,592	$ 67,455
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock upon conversion of debt	$ 692,905	$ 518,926
Issuance of note payable for fixed assets	$ 51,479	$ 60,704
Issuance of common stock as debt inducement	$ 258,441	$ 85,000
Issuance of common stock upon warrant exercise	$ -	$ 9,518

The accompanying notes are an integral part of the consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

West Coast Ventures Group Corp. (“our”, “us”, “we”, ”WCVC” or the “Company”) was originally incorporated as Energizer Tennis, Corp. on June 16, 2011 in the State of Nevada. On October 4, 2017, effective for accounting purposes on June 30, 2017, WCVC entered into an agreement to acquire Nixon Restaurant Group, Inc. in a transaction accounted for as a reverse acquisition.  Nixon Restaurant Group, Inc. (“NRG”) was formed on October 12, 2015, under the laws of the State of Florida.  On October 19, 2015, NRG issued 20 million shares of common stock to acquire 100% of the ownership interests in J&F Restaurants, LLC, Illegal Burger, LLC and Illegal Burger Writer Square LLC, Colorado Limited Liability Companies, under common ownership. The transaction was accounted for as a corporate reorganization between entities under common control. These consolidated financial statements reflect the reorganized capital structure retrospectively for all periods presented.

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

The Company completed its Illegal Burger Franchise Offering documents in May 2019. Illegal Burger Franchising has retained a marketing group to assist with the start up of its offering of franchises and to pre-qualify potential franchisees. The Company hopes to have its first franchise sales in the third quarter 2020.

The Company began its operations in Illegal Brands in June 2019, offering its own branded CBD infused water and CBD powder packets, first through its restaurant locations. Illegal Brands expects to offer these products to third parties on a wholesale basis.

The accompanying consolidated financial statements include the activities of West Coast Ventures Group Corp., Nixon Restaurant Group, Inc., J&F Restaurant, LLC (El Senor and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC, Illegal Burger CitiSet, LLC, Illegal Pizza, LLC, Illegal Brands, LLC, Illegal Burger Franchising, LLC and Illegal Brands IP, LLC, its wholly owned subsidiaries.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of West Coast Ventures Group, Corp. inclusive of its wholly owned subsidiaries Nixon Restaurant Group, Inc.; J&F Restaurant, LLC; Illegal Burger, LLC; Illegal Burger Writer Square, LLC;  Illegal Burger Capital Hill, LLC, Illegal Burger CitiSet, LLC, Illegal Pizza Lauderhill, LLC, Illegal Brands, LLC, Illegal Burger Franchising, LLC and Illegal Brands IP, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

c) Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

e) Operating Leases

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

f) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no dilutive common stock equivalents for the years ended December 31, 2019 and 2018.

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

The tax years 2018, 2017 and 2016 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

h) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents.

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

j) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet. The shares issued upon conversion of the note are recorded at their fair value and any gain or loss on extinguishment is recognized in earnings.

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

l) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

m) Recent Accounting Pronouncements

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

On January 1, 2019, the Company adopted ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The adoption of ASU 2016-02 resulted in the Company’s recognition of right to use assets and associated obligations on its balance sheet.

n) Revenue Recognition

The Company adopted Accounting Standards Codification, (“ASC”), 606, “Revenue from Contracts with Customer” on January 1, 2018. This revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s principal operations are the operation of quick casual restaurants wherein the customer pays for their food upon placing the order. The Illegal Brands operations are the sale of CBD infused water and CBD soluble packets which at present are only sold in the Company’s restaurants. The franchise operations have yet to sell a franchise, but upon such sales will follow the appropriate revenue recognition procedures.

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when pervasive evidence of an arrangement exists, services have been rendered (product delivered), the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product(s) is ordered and subsequently delivered.

o) Inventories

Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value.

p) Intangible Assets

Intangible assets are being amortized using the straight line method over the remaining life of the asset, generally the remaining life of the location lease, generally five, seven or ten years.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $5.3 million for the year ended December 31, 2019 and have an accumulated deficit of approximately $9.0 million and a negative working capital of approximately $6.6 million at December 31, 2019, inclusive of current indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS, continued

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2019 and 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

At December 31 fixed assets consisted of the following:

	2019	2018
Equipment	$ 569,715	$ 277,296
Leasehold improvements	231,493	207,546
Total	$ 801,208	$ 484,842
Accumulated depreciation	(342,249)	(250,394)
Ending Balance	$ 458,959	$ 234,448

Depreciation expense was $91,855 and $79,127 for the years ended December 31, 2019 and 2018, respectively.

(5) INTANGIBLE ASSETS

At December 31 intangible assets consisted of the following:

	2019	2018
Leasehold rights	$ 175,000	$ 125,000
Liquor licenses	12,789	9,586
Franchise offering documents	16,000	-
Franchise sales website	16,500	-
Trademarks	9,100	-
Total	$ 229,389	$ 134,586
Amortization	(66,235)	(50,156)
Ending Balance	$ 163,154	$ 84,430

Amortization expense was $16,079 and $39,490 for the years ended December 31, 2019 and 2018, respectively.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(5) INTANGIBLE ASSETS, continued

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020	$ 21,857
2021	21,140
2022	20,997
2023	20,997
2024	20,997
Thereafter	57,166
Balance at December 31, 2019	$ 163,154

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

(7) STOCKHOLDER LOAN

From time to time the principal stockholder of the Company has loaned funds to the Company on an undocumented basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014), Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capital Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $0 and $206,434 at December 31, 2019 and 2018, respectively.

(8) DERIVATIVES

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2019	2018
Level 3 - Embedded Derivative Liabilities	$2,740,054	$201,891

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 were as follows:

Balance, December 31, 2018	$201,891
Portion of initial valuation recorded as debt discount	651,817
Change upon conversion or settlement	233,706
Change in fair value of derivative	1,652,640
Balance, December 31, 2019	$2,740,054

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES

Notes Payable consist of:

						Look
Inception	Issue	Maturity		Interest	Conversion	Back	December 31 Balance
Amount	Date	Date	OID	Rate	Price	Period	2019	2018
a) Sale of Future Receivables
	various	various	-	-	-	-	$ 309,311	$ 154,770
b) Notes
$ 88,000			-	7%	-	-	-	24,985
$ 25,903	10/1/18	6/4/20	-	17%	-	-	3,372	20,121
$ 4,100	10/22/18	10/22/20	-	-	-	-	2,327	3,593
$ 14,800	6/5/18		-	-	-	-	10,219	13,490
$ 100,000	4/10/19	4/10/20	-	20%	-	-	114,630	-
							$ 130,548	$ 62,189
c) Convertible Notes - Variable Conversion Rate
$ 30,000	6/14/17	12/14/17	-	10%	35%	3 days	33,600	33,600
$ 35,000	7/11/18	4/15/19	-	12%	49%	15 days	-	35,932
$ 33,000	8/23/18	5/23/19	-	12%	49%	15 days	-	33,437
$ 138,000	12/3/18	9/15/19	-	12%	45%	20 days	-	139,270
$ 100,000	12/11/18	12/11/19	10%	12%	40%	20 days	-	100,548
$ 50,000	4/16/19	1/16/20	10%	12%	45%	20 days	330	-
$ 153,000	5/28/19	5/24/20	-	12%	45%	20 days	72,105	-
$ 118,750	6/24/19	3/17/20	-	12%	50%	25 days	123,868	-
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	49,427	-
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	57,652	-
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	57,779	-
$ 103,000	7/1/19	6/27/20	-	12%	45%	20 days	109,197	-

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

						Look
Inception	Issue	Maturity		Interest	Conversion	Back	December 31 Balance
Amount	Date	Date	OID	Rate	Price	Period	2019	2018
c) Convertible Notes - Variable Conversion Rate, continued
$ 108,000	7/5/19	6/30/20	11.11%	12%	45%	20 days	132,699	-
$ 103,000	7/10/19	7/10/20	10%	8%	45%	20 days	121,862	-
$ 75,000	8/7/19	5/7/20	-	12%	50%	10 days	73,600	-
$ 70,000	8/7/19	5/7/20	12%	12%	40%	20 days	77,172	-
$ 90,000	8/8/19	8/8/20	-	10%	43%	20 days	96,914	-
$ 135,000	8/12/19	7/10/20	11%	8%	45%	20 days	160,160	-
$ 53,000	10/31/19	8/15/20	-	12%	45%	20 days	53,709	-
$ 18,235	12/13/19	12/13/20	9%	10%	35%	25 days	18,394	-
Subtotal Convertible Notes - Variable Conversion Rate							1,238,468	342,787
Less unamortized discounts							(553,646)	(113,610)
Net Convertible Notes - Variable Conversion Rate							$ 684,822	$ 229,177
d) Convertible Notes - Fixed Conversion Rate
$ 87,522	7/3/18	12/31/20	-	12%	$ 0.0035	-	22,039	82,791
$ 54,445	7/10/18	12/31/21	-	8%	$ 0.0035	-	59,406	54,445
$ 33,504	8/10/18	12/31/21	-	12%	$ 0.0035	-	37,551	33,504
$ 80,044	8/7/19	12/31/21	-	12%	$ 0.0035	-	37,866	83,807
$ 100,000	4/10/19	4/10/20	-	20%	$ .05	-	114,630	-
Subtotal Convertible Notes - Fixed Conversion Rate							271,492	254,547
Less unamortized discounts							(76,465)	(199,848)
Net Convertible Notes - Variable Conversion Rate							$ 195,027	$ 54,699
e) Note of Wholly Owned Subsidiary
$ 375,000	3/5/15	12/5/15	-	18%	-	-	$ 438,220	$ 438,220

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

a) Future Receivables Sale Agreements

The Company, through Nixon Restaurant Group, Inc., J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC, Illegal Burger Capitol Hill, LLC and Illegal Burger CitiSet, LLC entered into several agreements at various times to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2019 and 2018 totaled $415,000 and $140,000, respectively. At December 31, 2019 and 2018, the total payable balances inclusive of interest under the factoring agreements were $450,258 and $154,770, respectively.

b) One Year Notes

In February 2016, the Company entered into a one year note for $88,000 with a third party. The loan balance was $0 and $24,985 at December 31, 2019 and 2018, respectively.

In April 2019, the Company entered into a one year note for $100,000 with a third party. This note carries a 20% interest rate and is collateralized by a second mortgage on the founder and CEO’s residence. The loan balance, including interest, was $114,630 at December 31, 2019.

c) Convertible Notes - Variable Conversion

In the fourth quarter 2019, the Company entered into two convertible notes in exchange for $73,000 in cash with a principal amount of $73,000. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes were recorded as a derivative liability in the amount of $73,000 with a related debt discount of $73,000.

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

In the fourth quarter 2018, the Company entered into two convertible notes in exchange for $238,000 in cash. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $189,380, with a related debt discount of $138,000, and an immediate loss of $51,380. These notes were settled in 2019.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible Notes - Variable Conversion, continued

In the third quarter 2018, the Company entered into two convertible notes in exchange for $68,000 in cash. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $151,769, with a related debt discount of $68,000, and an immediate loss of $83,763. These notes were settled in 2019.

In the first quarter 2018, the Company entered into three convertible notes in exchange for $280,000 in cash. Based on the variable conversion terms the beneficial conversion rights embedded in these convertible notes has been recorded as a derivative liability in the amount of $306,000, with a related debt discount of $306,000. These notes were settled in 2018, and which included a penalty of $40,528.

d) Convertible Notes - Fixed Conversion

In the third quarter 2019, the Company entered into one convertible note in exchange for $108,000 in cash with a note amount of $120,000. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $28,800.

In the second quarter 2019, the Company entered into one convertible note in exchange for $100,000 in cash. This note matures in one year and carry a 20% interest rates. The note converts into shares of the Company’s common stock at a price of $0.04 per share of Common Stock from October 10, 2019 to maturity. At maturity it is convertible at $0.05 per share as long as Company’s Volume Weighted Average Price, (“VWAP”) for the ten trading days prior to the conversion notice is greater than $0.07 per share. If the VWAP is below $0.07, then the conversion formula is $0.05xVWAP/$0.07. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $56,250 and is being amortized over the life of the loan.

During the third quarter of 2018, two parties related to each other purchased, through assignment, three of the variable conversion price convertible notes then outstanding. These parties immediately amended the notes into four notes to replace the variable conversion rate with a fixed conversion rate of $0.0035 per share of the Company’s common stock. The maturity dates of the three notes were extended to December 31, 2020 and 2021. During 2019, $82,831 of these notes were converted into 23,665,964 shares of common stock. The aggregate remaining balance outstanding of these note at December 31, 2019 is $156,862.

During the fourth quarter of 2018, one of the parties that purchased one of the variable conversion price convertible notes assigned $50,000 of their note to a third party for $50,000 in cash. This new party immediately amended the assigned note portion to a fixed conversion rate of $0.01 per share of the Company’s common stock. The maturity date of this note was extended to December 31, 2021. During the second and third quarters of 2019 this note was converted into 5,000,000 shares of common stock, and the balance of this note is $0 at December 31, 2019.

In the fourth quarter 2018, the Company entered into a convertible note in exchange for $100,000 in cash. This note matures in two years and carries a 10% Original Issue Discount (OID). The note converts into shares of the Company’s common stock at a price of $0.05 per share. In the second quarter 2019, this note was paid in full in cash. The balance of this note is $0 at December 31, 2019.

e) Third Party Note Payable with Subsidiary

In March 2015, the Company entered into an agreement with a third party lender, who extended a $3,000,000 Senior Secured Note. Under the terms of this agreement a first draw was entered into in the amount of $375,000 as a Revolving Note. The lender retained $59,713 of this draw as fees. Under the terms of this Note, the Company was required to replace their credit card/debit card merchant processing to the lender. The lender retained 100% of the credit card/debit card transactions, and forwarded four wire transfers to the Company over a six week period. The credit card/debit card transactions for this six week period amounted

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

e) Third Party Note Payable with Subsidiary, continued

to $84,534. The lender remitted $42,379 of this amount to the Company. Of the $42,155 retained by the lender, $14,861 was applied as principal reduction, $7,088 was applied to interest expense and the remaining $20,206 was charged as fees. The Senior Secured Note also called for the payment of a $75,000 investment banking fee.

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

At both December 31, 2019 and 2018 the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment. In October 2018, the lender filed a claim demanding repayment of all amounts outstanding in the amount of $565,267. (See Note 16a)

f) Third Party Notes Payable

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

(10) OPERATING LEASES

a) Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company’s leases consist of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting in May 2014.

b) Practical Expedients and Elections

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

c) Discount Rate Applied to Property Operating Lease

To determine the present value of the minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(10) OPERATING LEASES, continued

d) Discount Rate Applied to Property Operating Lease, continued

equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the interest rate average for its latest borrowings.

e) Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

f) Non-current assets

Right of use assets, net of amortization - $1,489,737.

g) Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating lease expense	$594,664	$462,075

Minimum rental payments under operating leases are recognized on a straight line basis over the term of the lease.

h) Maturity of operating leases

The amount of future minimum lease payments under operating leases at December 31, 2019 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020	$ 432,312
2021	307,419
2022	241,002
2023	252,891
2024	256,264
Thereafter	540,491
Total	2,030,379
Amount representing imputed interest	(492,035)
Total operating lease liability	$ 1,538,343
Current portion of operating lease liability	$ 295,214
Operating lease liability, non-current	$ 1,243,129

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(11) LIABILITY TO ISSUE COMMON STOCK

During the fourth quarter 2018 and second quarter 2019 the Company entered into four (4) Securities Purchase Agreements, (SPAs), with three parties, two of whom are related to each other. All four of these SPAs have language prohibiting the holder to own more than 4.99% of the issued and outstanding shares of the Company at any time.

In connection with these SPAs the Company was entitled to receive $906,500 in cash for the issuance of common stock, issuable at per share prices ranging between $0.0035 and $0.06 per share subject to downward adjustment based on volume weighted average price as defined at the date of issuance notice. The Company received $249,000 in 2018 and $310,000 in 2019 under these SPAs. The Company has not received the final September 2019 tranche of $347,500 as required under one of the SPAs. Contractually, under the SPAs, the Company is required to issue 88,619,381 shares. 1,537,246 shares were issued in the third quarter 2019, under one of these SPAs. (See Note 16a)

(12) STOCKHOLDERS’ DEFICIT

At December 31, 2019 and 2018, the Company had 10,000,000,000 and 250,000,000 shares of par value $0.001 common stock authorized and 918,470,359 and 33,906,532 issued and outstanding, respectively. At December 31, 2019 and 2018, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding.

On February 18, 2020, the Company (through an affirmative vote of the Company’s Board of Directors and the holders of a majority of the shares of the Company entitled to vote) adopted a plan to effect a reverse stock split in the ratio of 1:1,000. This reverse spit will be instituted upon approval by the Financial Industry Regulatory Agency,  (FINRA).

Common Stock

In the fourth quarter 2019, the Company issued 2,500,000 shares of common stock as an inducement for the extension of convertible debt, valued at $157,500. The Company issued 3,997,266 shares of common stock valued at $286,044 to settle $13,990 of convertible debt pursuant to the modification of terms to fixed conversion rate. The Company issued 798,519,055 shares of common stock valued at $1,200,597 to settle $445,367 of convertible debt. The Company issued 36,348,494 shares of common stock in exchange for $41,053 in cash.

In the third quarter 2019, the Company issued 100,000 of common stock as an inducement fee for the extension of a convertible note, valued at $5,460. The Company issued 10,838,698 shares of common stock valued at $322,344 to settle $46,894 of convertible debt, pursuant to the modification of terms to fixed conversion rate. The Company issued 1,500,000 shares of common stock valued at $77,250 to settle $25,500 of convertible debt. The Company issued 1,537,246 shares of common stock valued at $57,647 for $32,282 of a Securities Purchase Agreement (SPA) funded in October 2018. The Company issued 6,404,057 shares of common stock in exchange for $120,423 in cash.

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

In the second quarter 2018 the Company issued 650,000 shares of common stock in exchange for services valued at $59,000. The Company issued 3,349,783 shares of common stock valued at $266,729 to settle $94,226 of convertible debt. The CEO of

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(12) STOCKHOLDERS’ DEFICIT, continued

the Company and his spouse contributed 22,000,000 shares of common stock valued at $3,140,000 back to the Company  which cancelled the shares,  pursuant to a request from OTC Markets as part of the approval to list the common stock on the OTCQB.

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

In the fourth quarter 2018 the Company issued 10,000,000 shares to the Company’s principal officer to settle $100,000 of accrued compensation. The Company issued 4,625,000 shares of common stock valued at $289,375 to settle $16,187 of convertible debt and recorded a loss of $273,188.

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

(13) INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The components of income tax provision (benefit) related to continuing operations are as follows at December 31:

	2019	2018
Current	$ -	$ -
Deferred	$ -	$ -
Total tax provisions	$ -	$ -

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31:

	2019	2018
U.S. Federal statutory income tax rate	(21)%	(21)%
State income tax, net of federal benefit	(1.6)%	(1.6)%
Other temporary differences, net	-	-
Valuation allowance	22.6%	22.6%
	0.0%	0.0%

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(13) INCOME TAXES, continued

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at

December 31:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$ 1,480,457	$ 886,073
Deferred compensation	222,783	131,416
Stock based compensation	167,356	56,302
Other	13,666	10,531
Total	1,884,262	1,084,322
Deferred tax liabilities:	-	-
Less: valuation allowance	(1,884,262)	(1,084,322)
Net deferred tax assets	$ -	$ -

The change in valuation allowance was $799,940 and $259,746 for the years ended December 31, 2019 and 2018, respectively. We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2019 and 2018, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(14) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases seven (7) restaurant spaces and its corporate office from unrelated parties. Rent expense paid was $594,664 and $462,075 for the years ended December 31, 2019 and 2018.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

a) Real Property Leases, continued

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE	IBE	IBA	IBWS	IBCH	IBCS	IPL
2020	$ -	$ -	$ 77,038	$ 102,643	$ 69,501	$ 65,400	$ 64,690
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 66,151
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 67,648
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 69,183
2024	$ -	$ -	$ -	$ 112,908	$ -	$ 72,600	$ 70,756
Thereafter	$ -	$ -	$ -	$ 94,090	$ -	$ 281,400	$ 165,001
Total minimum lease payments	$ -	$ -	$ 102,969	$ 629,546	$ 92,895	$ 626,400	$ 503,429

	WCVC	Total
2020	$ 53,040	$ 432,312
2021	$ 22,100	$ 307,419
2022	$ -	$ 241,002
2023	$ -	$ 252,891
2024	$ -	$ 256,264
Thereafter	$ -	$ 540,491
Total minimum lease payments	$ 75,140	$ 2,030,379

ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet; IPL - Illegal Pizza - Lauderhill; WCVC - corporate office. The Company’s leases for the Evergreen locations expired on August 31, 2019, and are currently operating on a month to month basis.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267, including interest, plus attorney’s fees and costs. The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

(15) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at December 31, 2019 and 2018.

(16) SUBSEQUENT EVENTS

a) Litigation and threatened litigation

The two related party holders of four fixed rate convertible notes and two of the SPAs for the purchase of common shares has threatened litigation relating to these securities, based on a claim that the Company does not have sufficient shares reserved for issuance under these notes and SPAs as required. The Company claims that these holders have defaulted under the SPA that required a $347,500 tranche to be invested in September 2019, and that the failure to provide these funds directly caused the circumstances causing the claimed shortfall in reserved shares.

In May 2020 the U.S. Securities and Exchange Commission, (SEC), filed a civil action alleging fraud against the creditor in Note 13c above. The SEC also appointed a court supervised receiver of this creditor, who has stayed all current litigation involving this creditor. The Company expects to reach a settlement with this receiver when they lift the stay.

b) Deficiency in Stockholders’ Equity

In the first quarter 2020, the Company issued 2,035,049,580 shares of common stock valued at $491,505 to settle $114,658 of convertible debt. In addition, the Company issued 56,000,000 shares of common stock in exchange for $39,200 in cash.

In the second quarter 2020, the Company issued 100,000,000 shares of common stock valued at $10,000 to settle $6,000 of convertible debt.

c) COVID-19 pandemic

The short term impact of COVID-19 are the result of government directives, first from the City of Denver, CO, and subsequently from the States of Colorado and Florida requiring only pick-up and delivery orders of food and beverages. Under these directives we were required to close our dining areas in all our restaurants. This has caused a fall-off in business, which has been somewhat offset by an increase in pick-up and delivery orders. We have been able to keep our restaurants open for pick-up and delivery orders. This in turn has allowed us to continue to employ our staff at the restaurants. We intend to continue to pay our employees through this crisis in the hopes that once the crisis has passed and we will be allowed to return to more normal operations we can do so quickly by bringing our existing staff back in without having to train a large number of new staff. Our Denver area locations were allowed to resume 50% of dining facilities beginning on May 29.

The Company has had to develop and implement new policies and procedures for use in all of it restaurants to foster continued customer confidence when they purchase food from us during this crisis. The Company has had to develop and implement procedures for “drive through” pick up orders as none of our restaurants are equipped with drive through windows. We have expended considerable time and effort developing multiple means to get the information out to the buying public that all our restaurants are open for pick-up and delivery orders.

WEST COAST VENTURES GROUP CORP.

Notes to Consolidated Financial Statements

(16) SUBSEQUENT EVENTS, continued

c) COVID-19 pandemic, continued

The Company temporarily closed our El Senor Sol - Evergreen, CO location because it was not receiving sufficient take out/delivery orders to make sense remaining open. The Company elected to re-brand this location during this time. The Company had been seeking to complete a re-branding in a way that would cause the least financial harm. The pandemic provided a perfect opportunity. The location’s new brand is Kalaka Mexican Kitchen.

d) US Small Business Administration Paycheck Protection Program (PPP)

In April 2020, the Company received a loan of $298,700 under the SBA’s PPP. Depending upon the final determination of the requirements for forgiveness under this program, the Company expects its PPP loan to be substantially to totally forgiven. Any amount not forgiven becomes a two year loan at 1% interest.

e) US Small Business Administration Economic Injury Disaster Loans (EIDL)

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA EIDL in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $747,500 and six EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.25% interest rate with the first payment due in June 2021. The Grants do not get repaid.

f) Notes Payable to Third Parties

During the state imposed pandemic requirement to reduce operations, the lenders of the Future Receivable Sales Agreements agreed to lower the payments due to them. Also the party holding the remaining One Year Note and one of the Fixed Rate Convertible Notes agreed to a 90 day extension to the maturity and a subsequent 90 day extension upon payment of the initial one year interest in the amount of $40,000. Several holders of Variable Rate Convertible Notes have also agreed to 90 day extensions to the maturity of their notes. The Company has requested extensions on the balance of the Variable Rate Convertible Notes, but has not received a response from the lenders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 15, 2020, the Company carried out an evaluation, under the supervision and participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer a  concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors

Pursuant to our Bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the “Board”). The Company currently has one individual serving on the Board (Mr. Nixon). The Company will seek to fill vacancies on the Board as it executes on its business plan and is able to fund the cost of errors and omissions insurance coverage for the Board.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

James M. Nixon	53	2017	President; Chief Executive Officer; Chairman; Chief Financial Officer; Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

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

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our shareholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by shareholders. To date, no shareholders have made any such recommendations.

Item 11. Executive Compensation.

Mr. James Nixon became the sole officer of WCVC after the closing of the acquisition, namely October 4, 2017. The following table sets forth the compensation earned during the years ended December 31, 2019, 2018, 2017, 2016, and 2015 by NRG officers who became officers of the Company, respectively on October 4, 2017:

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position		Salary ($)	Bonus ($)	Securities Underlying Options
James M. Nixon, President	2019	$ 120,000	$ 0	$0
	2018	$120,000	$0	$0
	2017	$120,000	$ 0	$ 0
	2016	$120,000	$ 0	$ 0
	2015	$170,500	$ 0	$ 0

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
James M. Nixon 6610 Holman Street, Suite 301 Arvada, CO 80004	14,000,000 Common Shares Direct	0.45%
Directors and Executive Officers as a Group	14,000,000 Common Shares	0.45%

1.  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2019. As of December 31, 2019 there were 918,470,359 shares of our company’s common stock issued and outstanding.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

James M. Nixon holds a non-interest bearing demand loan to WCVC with a balance of $0 and $206,434 at December 31, 2019 and December 31, 2018.

Item 14. Principal Accounting Fees and Services.

For our fiscal years ended December 31, 2019 and December 31, 2018, we were billed approximately $54,000 and $54,000, respectively, for professional services rendered for the audit and reviews of our financial statements. Our Principal Accountant provided no tax or consulting services during 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document.

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation
3.1	Articles of Merger by and between the Company and its wholly owned subsidiary, West Coast Ventures Group Corp, filed with the Nevada Secretary of State on February 4, 2016.
3.2	Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on February 4, 2016.
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

West Coast Ventures Group Corp.
(Registrant)
Dated: July 1, 2020	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 1, 2020	/s/ James Nixon
James Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)