Form 10-Q
period 2020-03-31
WEST COAST VENTURES GROUP CORP.
filed 2020-07-13
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2020
Or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6610 Holman St., Suite 301, Arvada, Colorado				80004
(Address of principal executive offices)				(Zip Code)
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

[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,109,519,939 common shares issued and outstanding as of July 7, 2020 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Documents incorporated by reference: None

Explanatory Note

The Company is relying on the U.S. Securities and Exchange Commission March 25, 2020 Order Pursuant to Section 36 of the Exchange Act (Release No. 34-88465 (“Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020 due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted normal interactions with its accounting personnel, auditors and others involved in the preparation of this Quarterly Report.

On May 15, 2020, we filed Current Report on Form 8-K with the SEC to indicate our intention to rely on the Order for the extension of the filing of this Quarterly Report. Consistent with our statements made in the Form 8-K filings, we were unable to file the Quarterly Report until the date hereof because of the disruptions in our normal interactions with our auditors caused by COVID-19, and the limited access to the Company’s facilities resulting in limited support from our staff and other professional advisors due to the COVID-19 pandemic. The Company has a small accounting staff and historically we provided our auditors with full access to work papers and related information. Because the audit personnel were working remotely as much as possible as were our accounting personnel, this slowed everyone’s workflow and the Company’s ability to complete its audit and file this Quarterly Report prior to its due date. Government-enforced “shelter in place” orders imposed mandatory and voluntary self-quarantine actions. Our headquarters and most of our management and financial, accounting and legal personnel, as well as certain of our professional advisors, were in areas impacted by these government orders. The disruptions in staffing, communications and access to personnel resulted in delays, limited support and insufficient time to complete our audit of our financial statements and internal control assessment and to complete our financial reporting process and prepare this Quarterly Report.

FORM 10-Q

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (unaudited)

F-2

Condensed Consolidated Statements of Operations (unaudited)

F-3

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity (unaudited)

F-4

Condensed Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Condensed Consolidated Financial Statements (unaudited)

F-6

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2020	December 31, 2019
CURRENT ASSETS	(unaudited)
Cash	$ -	$ -
Receivables	82,828	71,045
Inventory	30,513	35,663
Prepaid expenses	35,055	31,268
Assets of discontinued operations	2,462	2,462
Total current assets	150,858	140,438
FIXED ASSETS
Equipment	569,715	569,715
Leasehold improvements	231,493	231,493
Total fixed assets	801,208	801,208
Less: accumulated depreciation	(375,019)	(342,249)
Net total fixed assets	426,189	458,959
OTHER ASSETS
Lease right of use asset	1,419,457	1,489,737
Deposits and other assets	43,642	43,374
Intangible assets, net	156,432	163,154
Total other assets	1,619,531	1,696,265
Total Assets	$ 2,196,578	$ 2,295,662
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 216,911	$ 157,556
Accrued expenses	580,623	511,812
Operating leases, current portion	306,616	295,214
Stockholder loan	257,623	-
Notes payable to third parties	1,116,501	1,154,855
Convertible notes payable to third parties, net of discounts	1,198,719	879,849
Fair value of derivative liabilities	774,965	2,740,054
Common stock issuable	538,218	533,218
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	5,471,734	6,754,116
LONG TERM LIABILITIES
Operating leases, net of current portion	1,163,183	1,243,129
Total long term liabilities	1,163,183	1,243,129

Total Liabilities	6,634,917	7,997,245
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, 10,000,000,000 authorized shares; 3,009,519,939 and 918,470,359 shares issued and outstanding	3,009,520	918,470
Additional paid-in capital	444,596	2,334,634
Common stock subscription receivable	(39,200)	-
Accumulated deficit	(7,853,755)	(8,955,187)
Total deficiency in stockholders’ equity	(4,438,339)	(5,701,583)
Total Liabilities and Deficiency in Stockholders’ Equity	$ 2,196,578	$ 2,295,662

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(Unaudited)

	2020	2019

REVENUES
Restaurant revenue, net of discounts	$ 789,444	$ 839,615

COST AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	252,892	300,392
Wages and payroll taxes	284,184	269,281
Occupancy	195,542	135,956
Other restaurant costs	90,935	112,583
Depreciation and amortization	38,617	18,778
General and administrative expenses	240,073	346,832

Total costs and expenses	1,102,243	1,183,822

Loss from operations	(312,799)	(344,207)

Other (income) expense
(Gain) on debt conversion and extinguishment	-	(17,775)
Initial and change in fair value of derivatives	(1,917,936)	535,343
Interest expense	503,705	260,706

Total other (income) expense	(1,414,231)	778,274

Income (loss) before income taxes	1,101,432	(1,122,481)

Provision for income taxes	-	-

Net income (loss)	$ 1,101,432	$ (1,122,481)

Basic net income (loss) per share	$ 0.00	$ (0.03)
Diluted net income (loss) per share	$ (0.00)	$ (0.03)
Weighted average shares outstanding, basic	2,369,181,415	38,051,004
Weighted average shares outstanding, diluted	9,884,633,318	38,051,004

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three months ended March 31, 2020

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Stock Subscription	Accumulated	Total Deficiency in Stockholders’
	Common	Preferred	Common	Preferred	Capital	Receivable	Deficit	Equity

BALANCE, January 1, 2020	918,470,359	500,000	$ 918,470	$ 500	$ 2,334,634	$ -	$ (8,955,187)	$ (5,701,583)

Shares issued for subscription	56,000,000	-	56,000	-	(16,800)	(39,200)	-	-
Shares issued in settlement of debt	2,035,049,580	-	2,035,050	-	(1,873,238)	-	-	161,812
Net income	-	-	-	-	-	-	1,101,432	1,101,432

BALANCE, March 31, 2020	3,009,519,939	500,000	$ 3,009,520	$ 500	$ 444,596	$ (39,200)	$ (7,853,755)	$ (4,438,339)

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three months ended March 31, 2019

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Stock Subscription	Accumulated	Total Deficiency in Stockholders’
	Common	Preferred	Common	Preferred	Capital	Receivable	Deficit	Equity

BALANCE, January 1, 2019	33,906,532	500,000	$ 3,907	$ 500	$ 1,256,827	$ -	$ 3,661,874)	$ (2,370,640)

Shares issued as debt inducement	1,713,307	-	1,713	-	88,287	-	-	90,000
Shares issued in settlement of debt	5,305,000	-	5,305	-	13,262	-	-	18,567
Net loss	-	-	-	-	-	-	(1,122,481)	(1,122,481)

BALANCE, March 31, 2019	40,924,839	500,000	$ 40,925	$ 500	$ 1,358,376	$ -	$ (4,784,355)	$ (3,384,554)

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,101,432	$ (1,122,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation for inducement fee	-	90,000
Depreciation and amortization	38,617	18,778
Amortization of debt discounts	336,458	155,341
Gain on debt conversion and extinguishment	-	(17,775)
Initial and change in fair value of derivative	(1,917,936)	535,343
Cumulative change from implementing new accounting standard	-	(22,178)
Changes in operating assets:
(Increase) in receivables	(11,783)	(14,059)
Decrease in inventory	5,150	158
(Increase) in prepaid expenses	(3,787)	-
(Increase) in deposits and other assets	(268)	(11,754)
Changes in operating liabilities:
Increase in accounts payable	59,355	25,656
Increase (Decrease) in accrued expenses	35,035	(8,770)
Increase in accrued interest	117,006	97,621

Net cash used in operating activities	(240,721)	(274,120)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable for cash	-	424,000
Repayment of convertible notes payable	-	(100,181)
Proceeds from third party advances	-	200,000
Proceeds from stockholder advances	247,548	-
Repayments on stockholder advances	-	(81,984)
Proceeds on third party notes payable	97,036	-
Payments on third party notes payable	(103,863)	(46,378)

Net cash provided by financing activities	240,721	395,457

Net increase in cash	-	121,337

CASH, beginning of period	-	9,635

CASH, end of period	$ -	$ 130,972
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 50,241	$ 7,744
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as inducement fee	$ -	$ 90,000
Issuance of common stock in settlement of debt	$ 161,812	$ 18,567

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

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

The Company operates 6 restaurants in the Denver, Colorado metro area and 1 restaurant in the Ft. Lauderdale, Florida metro area. Kalaka Mexican Kitchen (f/k/a El Senor Sol) - Evergreen is a Mexican restaurant which was opened in 2011. The Company opened the first Illegal Burger restaurant in August 2013. It is co-located with the El Senor Sol restaurant. The second Illegal Burger was opened in Arvada in April 2014. The third Illegal Burger is located in Writer Square in downtown Denver and opened in January 2016. The fourth Illegal Burger is located in the Capital Hill area of Denver and opened in June 2016.The fifth Illegal Burger is located in Glendale area of Denver and opened in October 2018. The first of the Company’s newest concept - Illegal Pizza - opened in Lauderhill, Florida in June 2019. The Company plans to continue opening Illegal Burger and Illegal Pizza restaurants, a quick casual high end restaurant with full liquor licenses. The Company expects to locate in other areas of the country over time.

The Company completed its Illegal Burger Franchise Offering documents in May 2019. Illegal Burger Franchising has retained a marketing group to assist with the start-up of its offering of franchises and to pre-qualify potential franchisees. The Company hopes to have its first franchise sales in the third quarter 2020.

The Company began its operations of Illegal Brands in June 2019, offering its own branded CBD infused water and CBD powder packets, first through its restaurant locations. Illegal Brands expects to offer these products to third parties on a wholesale basis.

The accompanying condensed consolidated financial statements include the activities of West Coast Ventures Group Corp., Nixon Restaurant Group, Inc., J&F Restaurant, LLC (Kalaka and Illegal Burger Evergreen), Illegal Burger, LLC (Arvada), Illegal Burger Writer Square, LLC, Illegal Burger Capital Hill, LLC, Illegal Burger CitiSet, LLC, Illegal Pizza, LLC, Illegal Brands, LLC, Illegal Burger Franchising, LLC and Illegal Brands IP, LLC, its wholly owned subsidiaries.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying condensed consolidated financial statements involved the valuation of share-based compensation and derivatives.

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

e) Operating Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which superseded the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s condensed consolidated financial statements.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill, Illegal Burger CitiSet, Illegal Pizza Lauderhill and the corporate office were classified as operating leases. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

f) Net Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing the income (loss) attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted income (loss) per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

i) Financial Instruments and Fair Value Measurements, continued

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

m) Revenue Recognition

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

m) Revenue Recognition, continued

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

o) Intangible Assets

Intangible assets are being amortized using the straight line method over the remaining life of the asset, generally the remaining life of the location lease, generally three, five, seven or ten years.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have an accumulated deficit of approximately $7.8 million and a negative working capital of approximately $5.3 million at March 31, 2020, inclusive of current indebtedness. We also are in default on certain outstanding indebtedness.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2019 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(4) FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2020	December 31, 2019
Equipment	$ 569,715	$ 569,715
Leasehold improvements	231,493	231,493
Total	$ 801,208	$ 801,208
Accumulated depreciation	(375,019)	(342,249)

Ending Balance	$ 426,189	$ 458,959

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(4) FIXED ASSETS, continued

Depreciation expense was $32,770 and $15,306 for the three months ended March 31, 2020 and 2019, respectively.

(5) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Leasehold rights	$ 175,000	$ 175,000
Liquor licenses	12,789	12,789
Franchise offering documents	16,000	16,000
Franchise sales website	16,500	16,500
Trademarks	9,100	9,100
Total	229,389	229,389
Accumulated amortization	(72,957)	(66,235)

Ending Balance	$ 156,432	$ 163,154

Amortization expense was $5,848 and $3,472 for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020 (nine months)	$ 15,135
2021	21,140
2022	20,997
2023	20,997
2024	20,997
Thereafter	57,166
$ 156,432

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(7) STOCKHOLDER LOAN

From time to time the principal stockholder of the Company has loaned funds to the Company on an undocumented basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014), Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capital Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $257,623 and $0 at March 31, 2020 and December 31, 2019, respectively.

(8) DERIVATIVES

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2020	December 31, 2019
Level 3 - Embedded Derivative Liabilities	$774,965	$2,740,054

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2020 were as follows:

Balance, December 31, 2019	$2,740,054
Portion of initial valuation recorded as debt discount	-
Change upon conversion or settlement	(47,153)
Change in fair value of derivative	(1,917,936)
Balance, March 31, 2020	$774,965

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES

Notes Payable consists of:

						Look	Balance
Inception	Issue	Maturity		Interest	Conversion	Back	March 31,	December
Amount	Date	Date	OID	Rate	Price	Period	2020	31, 2019
a) Sale of Future Receivables
	various	various	-	-	-	-	$ 254,433	$ 309,311
b) Notes
$ 25,903	10/1/18	6/4/20	-	17%	-	-	-	3,372
$ 4,100	10/22/18	10/22/20	-	-	-	-	2,327	2,327
$ 14,800	6/5/18		-	-	-	-	9,362	10,219
$ 100,000	4/10/19	4/10/20	-	20%	-	-	119,616	114,630
							$ 131,305	$ 130,548
c) Convertible Notes - Variable Conversion Rate
$ 30,000	6/14/17	12/14/17	-	10%	35%	3 days	34,099	33,600
$ 50,000	4/16/19	1/16/20	10%	12%	45%	20 days	330	330
$ 153,000	5/28/19	5/24/20	-	12%	45%	20 days	44,623	72,105
$ 118,750	6/24/19	3/17/20	-	12%	50%	25 days	102,345	123,868
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	46,477	49,427
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	50,741	57,652
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	59,804	57,779
$ 103,000	7/1/19	6/27/20	-	12%	45%	20 days	112,312	109,197

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

						Look	Balance
Inception	Issue	Maturity		Interest	Conversion	Back	March 31,	December
Amount	Date	Date	OID	Rate	Price	Period	2020	31, 2019
c) Convertible Notes - Variable Conversion Rate, continued
$ 108,000	7/5/19	6/30/20	11.11%	12%	45%	20 days	126,050	132,699
$ 103,000	7/10/19	7/10/20	10%	8%	45%	20 days	94,555	121,862
$ 75,000	8/7/19	5/7/20	-	12%	50%	10 days	73,399	73,600
$ 70,000	8/7/19	5/7/20	12%	12%	40%	20 days	80,844	77,172
$ 90,000	8/8/19	8/8/20	-	10%	43%	20 days	97,681	96,914
$ 135,000	8/12/19	7/10/20	11%	8%	45%	20 days	159,360	160,160
$ 53,000	10/31/19	8/15/20	-	12%	45%	20 days	54,765	53,709
$ 18,235	12/13/19	12/13/20	9%	10%	35%	25 days	19,241	18,394
Subtotal Convertible Notes - Variable Conversion Rate							1,156,626	1,238,468
Less unamortized discounts							(262,882)	(553,646)
Net Convertible Notes - Variable Conversion Rate							$ 893,744	$ 684,822
d) Convertible Notes - Fixed Conversion Rate
$ 87,522	7/3/18	12/31/20	-	12%	$ 0.0035	-	22,698	22,039
$ 54,445	7/10/18	12/31/21	-	8%	$ 0.0035	-	60,453	59,406
$ 33,504	8/10/18	12/31/21	-	12%	$ 0.0035	-	38,508	37,551
$ 80,044	8/7/19	12/31/21	-	12%	$ 0.0035	-	38,765	37,866
$ 100,000	4/10/19	4/10/20	-	20%	$ .05	-	119,616	114,630
Subtotal Convertible Notes - Fixed Conversion Rate							280,040	271,492
Less unamortized discounts							(7,777)	(76,465)
Net Convertible Notes - Fixed Conversion Rate							$ 272,263	$ 195,027
e) Note of Wholly Owned Subsidiary
$ 375,000	3/5/15	12/5/15	-	18%	-	-	$ 729,946	$ 714,996

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

a) Future Receivables Sale Agreements

The Company, through Nixon Restaurant Group, Inc, J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC, Illegal Burger Capitol Hill, LLC and Illegal Burger CitiSet, LLC entered into several agreements at various times to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2019 and 2018 totaled $415,000 and $140,000, respectively. At March 31, 2020 and December 31, 2019, the total payable balances inclusive of interest under the factoring agreements were $504,395 and $450,258, respectively.

b) One Year Notes

In April 2019, the Company entered into a one year note for $100,000 with a third party. This note carries a 20% interest rate and is collateralized by a second mortgage on the founder and CEO’s residence. The loan balance, including interest, was $119,616 at March 31, 2020.

c) Convertible Notes - Variable Conversion Rates

The loan balances, including accrued interest, at March 31, 2020 are $1,156,626.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed  Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

c) Convertible Notes - Variable Conversion Rates, continued

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

d) Convertible Notes - Fixed Conversion Rates

The loan balances, including accrued interest, at March 31, 2020 are $280,040.

In the third quarter 2019, the Company entered into one convertible note in exchange for $108,000 in cash with a note amount of $120,000. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $28,800.

In the second quarter 2019, the Company entered into one convertible note in exchange for $100,000 in cash. This note matures in one year and carries a 20% interest rates. The note converts into shares of the Company’s common stock at a price of $0.04 per share of Common Stock from October 10, 2019 to maturity. At maturity it is convertible at $0.05 per share as long as Company’s Volume Weighted Average Price, (“VWAP”) for the ten trading days prior to the conversion notice is greater than $0.07 per share. If the VWAP is below $0.07, then the conversion formula is $0.05xVWAP/$0.07. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $56,250 and is being amortized over the life of the loan.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

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

At both March 31, 2020 and December 31, 2019, the principal balance of the loan was $322,220. The Company also accrued the $25,000 conversion penalty, the $75,000 investment banking fee and the $106,000 redemption premiums as accrued interest because the Replacement Promissory Note allows for prepayment but all these “fees” are due upon prepayment. At March 31, 2020 and December 31, 2019, the balance of this note, including fees and accrued interest was $729,946 and $714,996, respectively. In October 2018, the lender filed a claim demanding repayment of all amounts outstanding in the total amount of $565,267 plus asserted costs. (See Note 16a)

f) Third Party Notes Payable

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

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

e) Right of Use Assets

Right of use assets are included in the condensed consolidated Balance Sheet as follows:

f) Non-current assets

Right of use assets, net of amortization - $1,419,457.

g) Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease expense	$ 159,672	$ 113,682

Minimum rental payments under operating leases are recognized on a straight line basis over the term of the lease.

h) Maturity of operating leases

The amount of future minimum lease payments under operating leases at March 31, 2020 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020 (nine months)	$ 325,371
2021	307,419
2022	241,002
2023	252,891
2024	256,264
Thereafter	540,491

Total	1,923,438
Amount representing imputed interest	(453,639)

Total operating lease liability	$ 1,469,799
Current portion of operating lease liability	$ 306,616
Operating lease liability, non-current	$ 1,163,183

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(11) LIABILITY TO ISSUE COMMON STOCK

During the fourth quarter 2018 and second quarter 2019 the Company entered into four (4) Securities Purchase Agreements, (SPAs), with three parties, two of whom are related to each other. All four of these SPAs have language prohibiting the holder to own more than 4.99% of the issued and outstanding shares of the Company at any time.

In connection with these SPAs the Company was entitled to receive $906,500 in cash for the issuance of common stock, issuable at per share prices ranging between $0.0035 and $0.06 per share subject to downward adjustment based on volume weighted average price as defined at the date of issuance notice. The Company received $249,000 in 2018 and $310,000 in 2019 under these SPAs. The Company has not received the final September 2019 tranche of $347,500 as required under one of the SPAs. Contractually, under the SPAs, the Company is required to issue 88,619,381 shares. During the third quarter of 2019, 1,537,246 shares were issued under one of these SPAs. (See Note 16a)

(12) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At March 31, 2020 and December 31, 2019, the Company had 10,000,000,000 shares of par value $0.001 common stock authorized and 3,009,519,939 and 918,470,359 issued and outstanding, respectively. At March 31, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding,

Common Stock

On February 18, 2020, the Company (through an affirmative vote of the Company’s Board of Directors and the holders of a majority of the shares of the Company entitled to vote) adopted a plan to effect a reverse stock split in the ratio of 1:1,000. This reverse spit will be instituted upon approval by the Financial Industry Regulatory Agency, (FINRA).

In the first quarter 2020, the Company issued 2,035,059,580 shares of common stock valued at $491,504 to settle $114,658 of convertible debt. In addition, the Company issued 56,000,000 shares of common stock in exchange a subscription of $39,200 in cash.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(12) DEFICIENCY IN STOCKHOLDERS’ EQUITY, continued

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

(13) EARNINGS PER SHARE (EPS)

	For the Three Months Ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$ 1,101,432
Basic EPS
Income available to common stockholders	1,101,432	2,369,181,415	$ 0.00
Effect of dilutive securities
Change in embedded derivative value	(1,917,936)
Convertible notes payable	(509,213)	7,431,530,120
Common stock issuable		83,921,783
Diluted EPS
Income available to common stockholders + assumed conversions	$ (1,325,717)	9,884,633,318	$ (0.00)

(14) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases seven (7) restaurant spaces and its corporate office from unrelated parties. Rent expense paid was $159,672 and $113,682 for the three months ended March 31, 2020 and 2019.

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

a) Real Property Leases, continued

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	ESSE*	IBE*	IBA*	IBWS*	IBCH*	IBCS*	IPL*
2020 (9 months)	$ -	$ -	$ 58,156	$ 76,982	$ 52,456	$ 49,200	$ 48,786
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 66,151
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 67,648
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 69,183
2024	$ -	$ -	$ -	$ 112,908	$ -	$ 72,600	$ 70,756
Thereafter	$ -	$ -	$ -	$ 94,090	$ -	$ 281,400	$ 165,001
Total minimum lease payments	$ -	$ -	$ 84,088	$ 603,885	$ 75,860	$ 610,200	$ 487,525

	WCVC*	Total
2020 (9 months)	$ 39,780	$ 325,371
2021	$ 22,100	$ 307,419
2022	$ -	$ 241,002
2023	$ -	$ 252,891
2024	$ -	$ 256,264
Thereafter	$ -	$ 540,491
Total minimum lease payments	$ 61,880	$ 1,923,438

* ESSE: El Senor Sol - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet; IPL - Illegal Pizza - Lauderhill; WCVC - corporate office. The Company’s leases for the Evergreen locations expired on August 31, 2019, and are currently operating on a month to month basis.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267, including interest and fees plus attorney’s fees and costs.  The Company expects to either negotiate a settlement agreement or to vigorously defend this action.

(15) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at March 31, 2020 and December 31, 2019.

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

In May 2020 the U.S. Securities and Exchange Commission, (SEC), filed a civil action alleging fraud against the creditor in Note 14c above. The SEC also appointed a court supervised receiver of this creditor, who has stayed all current litigation involving this creditor. The Company expects to reach a settlement with this receiver when they lift the stay.

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

WEST COAST VENTURES GROUP CORP.

Notes to Condensed Consolidated Financial Statements

(15) SUBSEQUENT EVENTS, continued

c) COVID-19 pandemic, continued

The Company temporarily closed our El Senor Sol - Evergreen, CO location because it was not receiving sufficient take out/delivery orders to remain open. The Company elected to re-brand this location during this time. The Company had been seeking to complete a re-branding in a way that would cause the least financial harm. The pandemic provided a perfect opportunity. The location’s new brand is Kalaka Mexican Kitchen.

The State of Colorado required all restaurants to cease seating patrons and go to only pick up/delivery orders only beginning in mid-March 2020. This requirement caused a 6% drop in revenue in the three months ended March 31, 2020 over the same period in 2019. This reduction in revenue is greater in the six months ended June 30, 2020.

d) US Small Business Administration Paycheck Protection Program (PPP)

In April 2020, the Company received a loan of $298,700 under the SBA’s PPP. Depending upon the final determination of the requirements for forgiveness under this program, the Company expects its PPP loan to be substantially to wholly forgiven. Any amount not forgiven becomes a two year loan at 1% interest.

e) US Small Business Administration Economic Injury Disaster Loans (EIDL)

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA EIDL in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $747,500 and EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.25% interest rate with the first payment due in June 2021. The Grants do not get repaid.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the three months ended March 31, 2020 and 2019, and the notes thereto. Additional information relating to WCVC is available through its brand websites: www.illegalburger.com, www.westcoastventuresgroupcorp.com, www.illegalbrands.com, and www.illegalpizza.restaurant.

Safe Harbor for Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our liquidity and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports filed subsequently with the SEC. WCVC disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

•

We own and operate the following seven (7) restaurant locations and other entities:

•

J&F Restaurants, LLC was formed in Colorado on March 12, 2011 and owns and operates Kalaka Mexican Kitchen (f/k/a El Senor Sol), a casual full service Mexican restaurant located at 29017 Hotel Way, Unit 103B Evergreen, Colorado 80439-8235 which opened in June 2011.

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

•

Illegal Brands, LLC was formed in Colorado on April 1, 2019 and is the entity to sell CBD products.

•

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019 and owns and operates our first Illegal Pizza location at 5401 N. University Dr., Lauderhill, FL 33351 opened in June 2019.

•

Illegal Brands IP, LLC was formed in Colorado on April 9, 2019 to own all registered trademarks and word marks, etc. for Illegal Burger, Illegal Pizza and Illegal Brands, and as such will not have any operations other than applying for such IP.

Each of our Illegal Burger restaurants offers a full bar. Each of our restaurants offers a full menu and alcoholic beverages including liquor. Our Illegal Burger restaurants offer consumers a practical alternative to the over- commercialized healthy dining craze by offering a variety of burgers made with all never frozen, hormone-free beef, french fries, cheesy taters and adult and virgin milk shares including Nutella, peanut butter, caramel, Oreo, vanilla, chocolate and strawberry as well as a full bar.  Our Kalaka Mexican Kitchen restaurant offers a different take on traditional Mexican food and a full bar including tequila menu. Our new Illegal Pizza concept offers consumers a practical alternative to the over-commercialized healthy dining craze by offering a variety of pizzas made with all never frozen, natural toppings.

Our principal executive office is located at 6610 Holman St. Suite 301, Arvada, Colorado 80004.  Our telephone number is 303-537-7022. Our websites are: www.illegalburger.com, www.westcoastventuresgroupcorp.com, www.illegalbrands.com, www.illegalpizza.restaurant and https://franchise.illegalburger.com/

.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we temporarily closed some restaurants and closed the dining rooms in all our restaurants. All our restaurants provided only take out, digital order ahead and delivery services. Where and when permitted we have reopened some of our restaurants for dine-in meals, though at extremely limited capacity. We have been in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. To support our employees, we have eliminated non-essential travel, implemented work from home where possible, increased sanitization of high touch, high traffic areas in our restaurants, provided personal protective equipment for our restaurant employees and increased the frequency of personal hygiene practices.

The analysis that follows provides more specific details about how the COVID-19 outbreak has impacted specific financial statement items.

Sales Trends. Restaurant sales for the month of March 2020 were adversely impacted by COVID-19, resulting in a decrease of  11.52% when compared to the month of March, 2019.

Restaurant Operating Costs. The sudden change to our business due to COVID-19 in March resulted in a short term, outsized impact to labor and food costs. Labor costs were elevated as we accommodated crew needs, shifted hours to support our growing pick up/delivery business. Similarly, our food costs were elevated as we worked to right size food purchases to align with the new sales level. We also stocked our restaurant with additional cleaning and sanitation supplies, gloves, hand sanitizers, and masks for contactless mobile pickup and delivery orders.

Restaurant Development. As of March 31, 2020, we have preemptively delayed all plans for expansion and opening new restaurants.

Food, Beverage and Packaging Costs. COVID-19 increased food, beverage and packaging costs as a percentage of revenue for the month ended March 31, 2020, as we worked to right size food purchases to align with the new sales level.

Labor Costs. Labor costs increased as a percentage of revenue for the three months ended March 31, 2020, primarily due to wage inflation, which includes minimum wage increases, fair work week legislation, and temporary assistance pay for our crew working during COVID-19, as well as normal wage growth.

Lease Costs. COVID-19 had an immaterial impact on occupancy costs for the three months ended March 31, 2020. We are in discussions with our landlords about rent deferrals and abatements. However, we cannot predict the results of those discussions and the impact on our future lease costs.

Other Operating Costs. As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. After we temporarily closed our dining rooms to help control the spread of COVID-19, we reprioritized marketing efforts by focusing on delivery and take-out.

General and Administrative Expenses. COVID-19 had an immaterial impact on general and administrative expenses costs for the three months ended March 31, 2020. During the quarter we halted all non-essential travel and expenses and will continue to assess additional planned general and administrative investments as we better understand the length and severity of the impact of COVID-19.

Through March 31, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. While we continue to evaluate the tax implications, we believe these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and in April, 2020 received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $298,700. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note issued in connection with the PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan is being used to retain our employees, as well as for other permitted uses under the terms and conditions of the PPP Loan.

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA EIDL in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $747,500 and EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.25% interest rate with the first payment due in June 2021. The Grants do not get repaid.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

For the three months ended March 31, 2020, revenue generated was $789,444, as compared to $839,615 for the three months ended March 31, 2019. The year over year decrease of approximately 6.0% was mainly attributable to the arrival of the COVID-19 pandemic and the States of Colorado and Florida mandates to close all restaurants except for pick up/delivery orders.

Cost of Sales

Restaurant direct cost of sales increased to $732,618 from $705,729, or 3.8%. This increase was primarily due to the opening our newest location in Lauderhill, Florida in June 2019. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 92.8% and 85.7% for the three months ended March 31, 2020 and 2019, respectively.  This percentage increase is a direct result of two inter-related factors. First, was the arrival of the COVID-19 pandemic and the States of Colorado and Florida mandate to close all restaurants except for pick up/delivery orders and second was the ongoing fixed costs of all our locations.

Gross Profit

Our restaurant operations gross profit was $56,826 and $133,986 for the three months ended March 31, 2020 and 2019, respectively. Our restaurant gross profit, as a percentage of sales, was approximately 7.2% and 16.0% for the three months ended March 31, 2020 and 2019, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was higher in 2019 as a result of the COVID-19 pandemic and the States of Colorado and Florida mandates to close all restaurants except for pick up/delivery orders and the ongoing fixed costs of all our locations.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2020 because of the COVID-19 pandemic and the States of Colorado and Florida mandates to close all restaurants except for pick up/delivery orders and the ongoing fixed costs of all our locations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $240,073 compared to $346,832 for the three months ended March 31, 2019.

Net Loss

Net income for the three months ended March 31, 2020 was $1,101,432 compared to a net loss of $1,122,481 for the three months ended March 31, 2019. This net income was specifically a result of a $1,917,936 gain from change in embedded derivative value.

Liquidity and Capital Resources

Cash Flow Activities

Cash did not change from $0 at December 31, 2019 to March 31, 2020.

Financing Activities

During the three months ended March 31, 2020, we received proceeds of $97,036 from issuance of notes payable and $247,548 in stockholder advances and repaid $103,863 of third party notes payable.

During the three months ended March 31, 2019, we received proceeds of $424,000 from issuance of convertible notes and $200,000 in advances and repaid $100,181 of convertible debt, $46,378 of third party debt and $82,246 of our stockholder loan.

US Small Business Administration Paycheck Protection Program (PPP)

In April 2020, the Company received a loan of $298,700 under the SBA’s PPP. Depending upon the final determination of the requirements for forgiveness under this program, the Company expects its PPP loan to be substantially to wholly forgiven. Any amount not forgiven becomes a two year loan at 1% interest.

US Small Business Administration Economic Injury Disaster Loans (EIDL)

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA EIDL in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $747,500 and EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.25% interest rate with the first payment due in June 2021. The Grants do not get repaid.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. We also continue to monitor the effects COVID-19 could have on our operations and liquidity due to the economic impacts COVID-19 could have on the general economy. If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of March 31, 2020 and December 31, 2019.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 of Notes to the Condensed Consolidated Financial Statements.)

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

The Company temporarily closed our El Senor Sol - Evergreen, CO location because it was not receiving sufficient take out/delivery orders to remain open. The Company elected to re-brand this location during this time. The Company had been seeking to complete a re-branding in a way that would cause the least financial harm. The pandemic provided a perfect opportunity. The location’s new brand is Kalaka Mexican Kitchen.

The States of Colorado and Florida required all restaurants to cease seating patrons and go to only pick up/delivery orders only beginning in mid-March 2020. This requirement caused a 6% drop in revenue in the three months ended March 31, 2020 over the same period in 2019. This reduction in revenue is greater in the six months ended June 30, 2020.

The future impact of the pandemic is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The Company expects to either negotiate a settlement agreement or to vigorously defend this action. In May 2020, the U.S. Securities and Exchange Commission, (SEC), filed a civil action alleging fraud against the creditor in Note 13c above. The SEC also appointed a court supervised receiver of this creditor, who has stayed all current litigation involving this creditor. The Company expects to reach a settlement with this receiver when they lift the stay.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter 2020, the Company issued 2,035,059,580 shares of common stock valued at $491,504 to settle $114,658 of convertible debt. The Company issued 56,000,000 shares of common stock in exchange a subscription of $39,200 in cash.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: July 10, 2020	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)