Form 10-Q
period 2020-06-30
WEST COAST VENTURES GROUP CORP.
filed 2020-08-19
CIK 1551906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2020
Or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54948
West Coast Ventures Group Corp.
(Exact name of registrant as specified in its charter)
Nevada				99-0377575
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6610 Holman St., Suite 301, Arvada, Colorado				80004
(Address of principal executive offices)				(Zip Code)
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
Common shares issued and outstanding as of August 18, 2020: 3,452,755,288
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Documents incorporated by reference: None

FORM 10-Q

PART I

ITEM 1.  Financial Statements

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

F-4

Condensed Consolidated Statements of Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2020	December 31, 2019
CURRENT ASSETS	(unaudited)
Cash	$ 634,007	$ -
Receivables	108,131	71,045
Inventory	31,582	35,663
Prepaid expenses	31,740	31,268
Assets of discontinued operations	2,462	2,462
Total current assets	807,922	140,438
FIXED ASSETS
Equipment	569,715	569,715
Leasehold improvements	239,050	231,493
Total fixed assets	808,765	801,208
Less: accumulated depreciation	(407,788)	(342,249)
Net total fixed assets	400,977	458,959
OTHER ASSETS
Lease right of use asset	1,346,323	1,489,737
Deposits and other assets	43,642	43,374
Intangible assets, net	150,584	163,154
Total other assets	1,540,549	1,696,265
Total Assets	$ 2,749,448	$ 2,295,662
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 273,524	$ 157,556
Accrued expenses	595,247	788,588
Operating lease, current portion	284,632	295,214
Stockholder loan	144,472	-
Notes payable to third parties	1,424,312	878,079
Convertible notes payable to third parties, net of discounts	1,386,615	879,849
Fair value of derivative liabilities	795,880	2,740,054
Common stock issuable	538,218	533,218
Liabilities of discontinued operations	481,558	481,558
Total current liabilities	5,924,458	6,754,116
LONG TERM LIABILITIES
Long term notes payable to third parties	771,400	-
Operating lease, net of current portion	1,112,691	1,243,129
Total long term liabilities	1,884,091	1,243,129

Total Liabilities	7,808,549	7,997,245
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding	500	500
Common stock, $0.001 par value, 10,000,000,000 authorized shares; 3,109,519,939 and 918,470,359 shares issued and outstanding	3,109,520	918,470
Additional paid-in capital	350,596	2,334,634
Common stock subscription receivable	(39,200)	-
Accumulated deficit	(8,480,516)	(8,955,187)
Total deficiency in stockholders’ equity	(5,059,100)	(5,701,583)
Total Liabilities and Deficiency in Stockholders’ Equity	$ 2,749,448	$ 2,295,662

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2020 and 2019

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
Restaurant revenues, net of discounts	$ 712,527	$ 944,424	$ 1,501,971	$ 1,784,039

COSTS AND EXPENSES
Restaurant operating costs:
Cost of sales - food and beverage	229,686	278,033	482,578	578,425
Wages and payroll taxes	192,496	294,990	476,680	564,271
Occupancy	186,013	164,186	381,555	300,142
Other restaurant costs	101,896	157,578	192,831	270,161
Depreciation and amortization	38,617	17,646	77,234	36,424
General and administrative expenses	241,176	558,409	481,249	905,241
Total costs and expenses	989,884	1,470,842	2,092,127	2,654,664

Loss from operations	(277,357)	(526,418)	(590,156)	(870,625)

Other (income) expenses
Pre-opening expenses	-	52,329	-	52,329
Other income	(36,000)	-	(36,000)	-
Initial and change in fair value of derivatives	20,916	208,269	(1,897,020)	743,612
(Gain) on debt extinguishment	-	(77,385)	-	(95,160)
Interest expense	364,488	475,883	868,193	736,589
Total other expenses	349,404	659,096	(1,064,827)	1,437,370

(Loss) income before income taxes	(626,761)	(1,185,514)	474,671	(2,307,995)
Provision for income taxes	-	-	-	-
Net (loss) income	$ (626,761)	$ (1,185,514)	$ 474,671	$ (2,307,995)

Basic and diluted net (loss) per share	$ (0.00)	$ (0.02)	$ 0.00	$ (0.05)
Weighted average shares outstanding	3,075,454,005	49,895,192	2,723,164,493	44,113,135

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three and six months ended June 30, 2020

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Receivable	Deficit	Deficit
BALANCE, January 1, 2020	918,470,359	500,000	$ 918,470	$ 500	$ 2,334,634	-	$ (8,955,187)	$ (5,701,583)
Shares issued for subscription	56,000,000	-	56,000	-	(16,800)	(39,200)	-	-
Shares issued in settlement of debt	2,035,049,580	-	2,035,050	-	(1,873,238)	-	-	161,812
Net income	-	-	-	-	-	-	1,101,432	1,101,432
BALANCE, March 31, 2020	3,009,519,939	500,000	3,009,520	500	444,596	(39,200)	(7,853,755)	(4,438,339)
Shares issued in settlement of debt	100,000,000	-	100,000	-	(94,000)	-	-	6,000
Net loss	-	-	-	-	-	-	(626,761)	(626,761)
BALANCE, June 30, 2020	3,109,519,939	500,000	$ 3,109,520	$ 500	$ 350,596	$ (39,200)	$ (8,480,516)	$ (5,059,100)

WEST COAST VENTURES GROUP CORP.

 Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the three and six months ended June 30, 2019

(Unaudited)

	Number of Shares		Par Value		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Common	Preferred	Common	Preferred	Capital	Receivable	Deficit	Deficit
BALANCE, January 1, 2019	33,906,532	500,000	$ 33,907	$ 500	$ 1,256,827	$ -	$ (3,661,874)	$ (2,370,640)
Shares issued as inducement fee	1,713,307	-	1,713	-	88,287	-	-	90,000
Shares issued in settlement of debt	5,305,000	-	5,305	-	13,262	-	-	18,567
Net loss	-	-	-	-	-	-	(1,122,481)	(1,122,481)
BALANCE, March 31, 2019	40,924,839	500,000	40,925	500	1,358,376	-	(4,784,355)	(3,384,554)
Shares issued as debt inducement	1,933,333	-	1,934	-	92,797	-	-	94,731
Shares issued for cash	1,247,449	-	1,247	-	65,877	-	-	67,124
Shares issued for pre-paid rent	386,589	-	387	-	26,133	-	-	26,520
Shares issued in settlement of debt	3,900,000	-	3,900	-	35,100	-	-	39,000
Shares issued for services	3,333,333	-	3,333	-	236,000	-	-	239,333
Shares issued for fixed assets and cash	5,000,000	-	5,000	-	324,990	-	-	329,990
Beneficial conversion feature	-	-	-	-	56,250	-	-	56,250
Net Loss	-	-	-	-	-	-	(1,185,514)	(1,185,514)
BALANCE, June 30, 2019	56,725,543	500,000	$ 56,726	$ 500	$ 2,195,523	$ -	$ (5,969,869)	$ (3,717,120)

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

WEST COAST VENTURES GROUP CORP.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ 474,671	$ (2,307,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt inducement fee and share based compensation	-	360,308
Depreciation and amortization	77,234	36,424
Amortization of debt discounts	499,543	531,719
(Gain) on debt conversion and extinguishment	-	(95,160)
Initial and change in fair value of derivative	(1,897,020)	743,612
Cumulative change from implementing new accounting standard	-	26,866
Changes in operating assets:
(Increase) in receivables	(37,086)	(14,261)
Decrease (increase) in inventory	4,081	(11,216)
(Increase) in prepaid expenses	(472)	-
Changes in operating liabilities:
Increase in accounts payable	115,966	31,328
Increase in accrued expenses	83,467	101,274
Net cash used in operating activities	(679,616)	(597,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,557)	(32,649)
Purchase of intangible assets	-	(68,121)
Net cash used in investing activities	(7,557)	(100,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of shares	-	67,124
Proceeds from issuance of convertible notes payable for cash	-	1,009,000
Repayment of convertible notes payable	-	(604,992)
Proceeds from third party for shares to be issued	5,000	250,000
Proceeds from stockholder loan payable	247,548	-
Payments on stockholder loan payable	(66,576)	(1,800)
Proceeds from third party notes payable	1,167,136	375,000
Payments on third party notes payable	(31,928)	(118,596)
Net cash provided from financing activities	1,321,180	975,736

Net increase in cash	634,007	277,865
CASH, beginning of period	-	9,635
CASH, end of period	$ 634,007	$ 287,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 93,290	$ 43,600
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities:
Issuance of common stock as inducement fee	$ -	$ 184,731
Issuance of common stock in settlement of debt	$ 167,812	$ 57,568

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of share-based compensation and derivatives.

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

e) Operating Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s condensed consolidated financial statements.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill, Illegal Burger CitiSet, Illegal Pizza Lauderhill and the corporate office were classified as operating leases as of June 30, 2020. Operating lease expense is recognized on a straight-line basis over the term of the lease.

The Company identifies leases in our contracts if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. We do not allocate lease consideration between lease and non-lease components and record a lease liability equal to the present value of the remaining fixed consideration under the lease. Any interest rate implicit in our leases are generally not readily determinable. Accordingly, we use our estimated incremental borrowing rate at the commencement date of the lease to determine the present value discount of the lease liability. We estimate the incremental borrowing rate for each lease based on an evaluation of our expected credit rating and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the term of the lease. The right-of-use asset for each lease is equal to the lease liability, adjusted for unamortized initial direct costs and lease incentives. We exclude options to extend or terminate leases from the calculation of the lease liability unless it is reasonably certain the option will be exercised.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

f) Net Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing the income (loss) attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted income (loss) per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The dilutive common stock equivalents were 20,993,851,521 and zero for the six months ended June 30, 2020 and 2019.

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

m) Recent Accounting Pronouncements

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

n) Revenue Recognition, continued

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

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We realized net income of approximately $0.5 million for the six months ended June 30, 2020 and have an accumulated deficit of approximately $8.5 million and a negative working capital of approximately $5.1 million at June 30, 2020, inclusive of current indebtedness. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(4) FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2020	December 31, 2019
Equipment	$ 569,715	$ 569,715
Leasehold improvements	239,050	231,493
Total	$ 808,765	$ 801,208
Accumulated depreciation	(407,788)	(342,249)
Ending Balance	$ 400,977	$ 458,959

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(4) FIXED ASSETS, continued

Depreciation expense was $65,539 and $29,827 for the six months ended June 30, 2020 and 2019, respectively.

(5) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
Leasehold rights	$ 175,000	$ 175,000
Liquor licenses	11,913	12,789
Franchise offering documents	16,000	16,000
Franchise sales website	16,500	16,500
Trademarks	9,100	9,100
Total	$ 228,513	$ 229,389
Accumulated amortization	(77,929)	(66,235)
Ending Balance	$ 150,584	$ 163,154

Amortization expense was $11,695 and $6,597 for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020 (six months)	$ 11,695
2021	21,140
2022	20,997
2023	20,997
2024	20,997
Thereafter	54,758
$ 150,584

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(7) STOCKHOLDER LOAN

From time to time the principal stockholder of the Company has loaned funds to the Company on an undocumented basis with no stated interest rate. These loans were made principally to complete the conversion of the Illegal Burger - Arvada (2014), Illegal Burger - Writer Square (2015 and 2016), Illegal Burger Capital Hill (2016) and Illegal Burger CitiSet (2018) locations. This stockholder loan balance was $144,472 and $0 at June 30, 2020 and December 31, 2019, respectively.

(8) DERIVATIVES

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2020	December 31, 2019
Level 3 - Embedded Derivative Liabilities	$795,880	$2,740,054

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2020 were as follows:

Balance, December 31, 2019	$2,740,054
Portion of initial valuation recorded as debt discount	-
Change upon conversion or settlement	(47,154)
Change in fair value of derivative	(1,897,020)
Balance, June 30, 2019	$795,880

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES

Notes Payable consist of:

						Look	Balance
Inception	Issue	Maturity		Interest	Conversion	Back	June 30,	December
Amount	Date	Date	OID	Rate	Price	Period	2020	31, 2019
a) Sale of Future Receivables
	various	various	-	-	-	-	$ 267,608	$ 309,311
b) Notes
$ 25,903	10/1/18	6/4/20	-	17%	-	-	-	3,372
$ 4,100	10/22/18	10/22/20	-	-	-	-	-	2,327
$ 14,800	6/5/18		-	-	-	-	8,505	10,219
$ 100,000	4/10/19	4/10/20	-	20%	-	-	104,603	114,630
							$ 113,108	$ 130,548
c) Convertible Notes - Variable Conversion Rate
$ 30,000	6/14/17	12/14/17	-	10%	35%	3 days	34,597	33,600
$ 50,000	4/16/19	1/16/20	10%	12%	45%	20 days	330	330
$ 153,000	5/28/19	5/24/20	-	12%	45%	20 days	39,543	72,105
$ 118,750	6/24/19	3/17/20	-	12%	50%	25 days	105,374	123,868
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	47,659	49,427
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	51,992	57,652
$ 50,000	6/28/19	3/27/20	10%	12%	45%	20 days	61,300	57,779
$ 103,000	7/1/19	6/27/20	-	12%	45%	20 days	115,394	109,197

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

						Look	Balance
Inception	Issue	Maturity		Interest	Conversion	Back	June 30,	December
Amount	Date	Date	OID	Rate	Price	Period	2020	31, 2019
c) Convertible Notes - Variable Conversion Rate, continued
$ 108,000	7/5/19	6/30/20	11.11%	12%	45%	20 days	129,438	132,699
$ 103,000	7/10/19	7/10/20	10%	8%	45%	20 days	96,255	121,862
$ 75,000	8/7/19	5/7/20	-	12%	50%	10 days	77,046	73,600
$ 70,000	8/7/19	5/7/20	12%	12%	40%	20 days	83,088	77,172
$ 90,000	8/8/19	8/8/20	-	10%	43%	20 days	92,938	96,914
$ 135,000	8/12/19	7/10/20	11%	8%	45%	20 days	162,352	160,160
$ 53,000	10/31/19	8/15/20	-	12%	45%	20 days	56,351	53,709
$ 18,235	12/13/19	12/13/20	9%	10%	35%	25 days	19,696	18,394
Subtotal Convertible Notes - Variable Conversion Rate							1,167,895	1,238,468
Less unamortized discounts							(49,870)	(553,646)
Net Convertible Notes - Variable Conversion Rate							$ 1,118,025	$ 684,822
d) Convertible Notes - Fixed Conversion Rate
$ 87,522	7/3/18	12/31/20	-	12%	$0.0035	-	23,358	22,039
$ 54,445	7/10/18	12/31/21	-	8%	$0.0035	-	61,500	59,406
$ 33,504	8/10/18	12/31/21	-	12%	$0.0035	-	39,465	37,551
$ 80,044	8/7/19	12/31/21	-	12%	$0.0035	-	39,664	37,866
$ 100,000	4/10/19	4/10/20	-	20%	$.05	-	104,603	114,630
Subtotal Convertible Notes - Fixed Conversion Rate							268,590	271,492
Less unamortized discounts							(4,196)	(76,465)
Net Convertible Notes - Variable Conversion Rate							$ 264,394	$ 195,027
e) Note of Wholly Owned Subsidiary
$ 375,000	3/5/15	12/5/15	-	18%	-	-	$ 538,896	$ 438,220

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(9) NOTES PAYABLE TO THIRD PARTIES, continued

a) Future Receivables Sale Agreements

The Company, through Nixon Restaurant Group, Inc, J&F Restaurants, LLC, Illegal Burger, LLC, Illegal Burger Writer Square, LLC, Illegal Burger Capitol Hill, LLC and Illegal Burger CitiSet, LLC entered into several agreements at various times to obtain advances against future restaurant credit/debit card sales. The agreements provide for funding of various percentages of future qualified credit/debit merchant card receivables. Proceeds received from sales of future receivables during 2019 and 2018 totaled $415,000 and $140,000, respectively. At June 30, 2020 and December 31, 2019, the total payable balances inclusive of interest under the factoring agreements were $499,353 and $450,258, respectively.

b) One Year Note

In April 2019, the Company entered into a one year note for $100,000 with a third party. This note carries a 20% interest rate and is collateralized by a second mortgage on the founder and CEO’s residence. The loan balance, including interest, was $104,603 at June 30, 2020. In June 2020, the lender agreed to extend the maturity one year in exchange for the Company paying the first year accrued interest of $20,000.

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

In the second quarter 2019, the Company entered into one convertible note in exchange for $100,000 in cash. This note matures in one year and carry a 20% interest rates. The note converts into shares of the Company’s common stock at a price of $0.04 per share of Common Stock from October 10, 2019 to maturity. At maturity it is convertible at $0.05 per share as long as Company’s Volume Weighted Average Price, (“VWAP”) for the ten trading days prior to the conversion notice is greater than $0.07 per share. If the VWAP is below $0.07, then the conversion formula is $0.05xVWAP/$0.07. Based on the conversion terms the beneficial conversion rights embedded in this convertible note was recorded as a debt discount in the amount of $56,250 and is being amortized over the life of the loan. In June 2020, the lender agreed to extend the maturity one year in exchange for the Company paying the first year accrued interest of $20,000.

During the third quarter of 2018, two parties related to each other purchased, through assignment, three of the variable conversion price convertible notes then outstanding. These parties immediately amended the notes into four notes to replace the variable conversion rate with a fixed conversion rate of $0.0035 per share of the Company’s common stock. The maturity dates of the three notes were extended to December 31, 2020 and 2021. During 2019, $82,831 of these notes were converted into 23,665,964 shares of common stock. The aggregate remaining balance outstanding of these notes at December 31, 2019 is $156,862.

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

g) US Small Business Administration Paycheck Protection Program (PPP)

In April 2020, the Company received a loan of $298,700 under the SBA’s PPP. Depending upon the final determination of the requirements for forgiveness under this program, the Company expects its PPP loan to be substantially to wholly forgiven. Any amount not forgiven becomes a two year loan at 1% interest.

h) US Small Business Administration Economic Injury Disaster Loans (EIDL)

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

(10) OPERATING LEASES, continued

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

e) Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

f) Non-current assets

Right of use assets at June 30, 2020, net of amortization - $1,346,323.

g) Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease expense	$ 323,541	$ 271,902

Minimum rental payments under operating leases are recognized on a straight line basis over the term of the lease.

h) Maturity of operating leases

The amount of future minimum lease payments under operating leases at June 30, 2020 are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020 (six months)	$ 217,354
2021	307,419
2022	241,002
2023	252,891
2024	256,264
Thereafter	540,490

Total	1,815,420
Amount representing imputed interest	(418,097)

Total operating lease liability	$ 1,397,323
Current portion of operating lease liability	$ 284,632
Operating lease liability, non-current	$ 1,112,691

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

At June 30, 2020 and December 31, 2019, the Company had 10,000,000,000 shares of par value $0.001 common stock authorized and 3,109,519,939 and 918,470,359 issued and outstanding, respectively. At June 30, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.001 preferred stock authorized and 500,000 issued and outstanding,

Common Stock

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

(13) EARNINGS PER SHARE (EPS)

	For the six Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$ 474,671
Basic EPS
Income available to common stockholders	474,671	3,109,519,939	$ 0.0002
Effect of dilutive securities
Change in embedded derivative value	(1,897,020)
Convertible notes payable	(610,111)	20,909,929,738
Common stock issuable		83,921,783
Diluted EPS
Income available to common stockholders + assumed conversions	$ (2,032,460)	24,103,371,460	$ (0.0001)

(14) COMMITMENTS AND CONTINGENCIES

a) Real Property Leases

The Company leases seven (7) restaurant spaces and its corporate office from unrelated parties. Rent expense paid was $323,541 and $271,902 for the six months ended June 30, 2020 and 2019.

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

a) Real Property Leases, continued

Future minimum lease payments under these real property lease agreements are as follows:

For the Year Ending December 31,	KMKE	IBE	IBA	IBWS	IBCH	IBCS	IPL
2020 (six months)	$ -	$ -	$ 38,897	$ 51,322	$ 35,091	$ 33,000	$ 32,524
2021	$ -	$ -	$ 25,931	$ 102,643	$ 23,394	$ 67,200	$ 66,151
2022	$ -	$ -	$ -	$ 104,354	$ -	$ 69,000	$ 67,648
2023	$ -	$ -	$ -	$ 112,908	$ -	$ 70,800	$ 69,183
2024	$ -	$ -	$ -	$ 112,908	$ -	$ 72,600	$ 70,756
Thereafter	$ -	$ -	$ -	$ 94,090	$ -	$ 281,400	$ 165,001
Total minimum lease payments	$ -	$ -	$ 64,828	$ 578,225	$ 58,485	$ 594,000	$ 471,263

	WCVC	Total
2020 (six months)	$ 26,520	$ 217,354
2021	$ 22,100	$ 307,419
2022	$ -	$ 241,002
2023	$ -	$ 252,891
2024	$ -	$ 256,264
Thereafter	$ -	$ 540,491
Total minimum lease payments	$ 48,620	$ 1,815,421

KMKE: Kalaka Mexican Kitchen - Evergreen; IBE: Illegal Burger - Evergreen; IBA: Illegal Burger - Arvada; IBWS - Illegal Burger - Writer Square; IBCH - Illegal Burger - Capital Hill; IBCS - Illegal Burger - CitiSet; IPL - Illegal Pizza - Lauderhill; WCVC - corporate office. The Company’s leases for the Evergreen locations expired on August 31, 2019, and are currently operating on a month to month basis.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(14) COMMITMENTS AND CONTINGENCIES, continued

c) Litigation

On October 8, 2018, the creditor holding the First Amended Senior Secured Note from Illegal Burger, LLC filed suit in Broward County, Florida. The creditor is demanding $565,267, including interest plus attorney’s fees and costs.  The Company expects to either negotiate a settlement agreement or to vigorously defend this action. In May 2020 the U.S. Securities and Exchange Commission, (SEC), filed a civil action alleging fraud against the creditor in Note 13c above. The SEC also appointed a court supervised receiver of this creditor, who has stayed all current litigation involving this creditor. The Company expects to reach a settlement with this receiver when they lift the stay.

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

(15) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at June 30, 2020 and December 31, 2019.

(16) COVID-19 PANDEMIC

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

The Company temporarily closed our El Senor Sol - Evergreen, CO location because it was not receiving sufficient take out/delivery orders to make sense remaining open. The Company elected to re-brand this location during this. The Company had been seeking to complete a re-branding in a way that would cause the least financial harm. The pandemic provided a perfect opportunity. The location’s new brand is Kalaka Mexican Kitchen.

The State of Colorado required all restaurants to cease seating patrons and go to only pick up/delivery orders only beginning in mid-March 2020. This requirement caused a 14% drop in revenue in the six months ended June 30, 2020 over the same period in 2019.

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

WEST COAST VENTURES GROUP CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(17) SUBSEQUENT EVENTS

a) Deficiency in Stockholder’s Equity

In the third quarter 2020, the Company issued 343,235,349 shares of common stock valued at $34,324 to settle $10,547 of convertible debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with West Coast Ventures Group Corp. (“WCVC”) financial statements for the six months ended June 30, 2020 and 2019, and the notes thereto. Additional information relating to WCVC is available through its brand websites:

www.illegalburger.com

www.illegalbrands.com

www.illegalpizza.restaurant

www.kalakamexicankitchen.com

www.westcoastventuresgroupcorp.com

https://franchise.illegalburger.com

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

•

Illegal Burger, LLC was formed in Colorado on May 31, 2013 and owns and operates Illegal Burger, an upscale fast food restaurant located at 15400 W 64th Avenue, Unit E1A, Arvada, Colorado 80007-6876which opened in January 2013,

•

Illegal Burger Writer Square LLC was formed in Colorado on April 19, 2015, and owns and operates an

Illegal Burger location at 1512 Larimer Street, Suite R, Denver, Colorado 80202-1690 which opened in January 2016.

•

Illegal Burger Capital Hill, LLC was formed in Colorado on March 4, 2016 and owns and operates an Illegal Burger location at 609 North Grant Street, Denver, Colorado 80202-3506 which opened in June 2016.

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

•

Illegal Pizza Lauderhill, LLC was formed in Florida on February 5, 2019 and owns and operates our first Illegal Pizza location at 5401 N. University Dr., Lauderhill, Florida 33351 opened in June 2019.

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

Our principal executive office is located at 6610 Holman St. Suite 301, Arvada, Colorado 80004.  Our telephone number is 303-537-7022. Our websites are:

www.illegalburger.com

www.illegalbrands.com

www.illegalpizza.restaurant

www.kalakamexicankitchen.com

www.westcoastventuresgroupcorp.com

https://franchise.illegalburger.com

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

Sales Trends. Restaurant sales for the six months ended June 30, 2020 were negatively impacted by COVID-19, resulting in a decrease of 15.8% when compared to the six months ended June 30, 2019.

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

Restaurant Development. As of March 31, 2020, we preemptively delayed all plans for expansion and opening new restaurants. As of June 30, 2020 we have continued to leave in place the delay for expansion and opening new restaurants.

Food, Beverage and Packaging Costs. COVID-19 increased food, beverage and packaging costs as a percentage of revenue for the six months ended June 30, 2020, as we worked to right size food purchases to align with the new sales level.

Labor Costs. Labor costs stayed the same as a percentage of revenue for the six months ended June 30, 2020, with a lower head count of employees primarily due to wage inflation, which includes minimum wage increases, fair work week legislation, and temporary assistance pay for our crew working during COVID-19, as well as normal wage growth. Some of this wage growth is a result of the $600 weekly additional COVID-19 unemployment benefit.

Lease Costs. COVID-19 had an immaterial impact on occupancy costs for the six months ended June 30, 2020. We are in discussions with our landlords about rent deferrals and abatements. However, we cannot predict the results of those discussions and the impact on our future lease costs. In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the six months ended June 30, 2020, we have not received any concessions from landlords in the form of rent deferrals or abatements, though we are negotiating same. As such, the recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of June 30, 2020.

Other Operating Costs. As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. After we temporarily closed our dining rooms to help control the spread of COVID-19, we reprioritized marketing efforts by focusing on delivery and take-out.

General and Administrative Expenses. COVID-19 had an immaterial impact on general and administrative expenses costs for the six months ended June 30, 2020. During the pandemic we halted all non-essential travel and expenses and will continue to assess additional planned general and administrative investments as we better understand the length and severity of the impact of COVID-19.

Through June 30, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA Economic Injury Disaster Loan, (“EIDL”) in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $747,500 and EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.75% interest rate with the first payment due in June 2021. The Grants do not get repaid.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue

For the three months ended June 30, 2020, revenue generated was $712,527, as compared to $944,424 for the three months ended June 30, 2019. The year over year decrease of approximately 24.6% was mainly attributable to the arrival of the COVID-19 pandemic and the State of Colorado mandate to close all restaurants, except for pick up/delivery orders. As a result of the lack of pick up/delivery orders at our Mexican restaurant location, this location was closed from late March until the end of June. We took this time period to rebrand this location into our new Kalaka Mexican Kitchen concept. It reopened in July 2020. The decline in revenue is principally from this location and our downtown location. The downtown location suffered the largest decline as a result of the lock down because people were not going to downtown offices; the two university campus’ within walking distance of the location closed; the 16th Street mall (a significant tourist draw) - 1 block away -  closed; Coors Field (4 blocks away) closed and the Colorado Rockies suspended play; all downtown events normally held in the spring and summer were cancelled; all other draws to downtown such as theatre, opera, symphony, museums, etc. closed.

Cost of Sales

Restaurant cost of sales decreased to $710,091 from $894,787, or 20.6%. This decrease was primarily due to the COVID-19 pandemic. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 99.7% and 94.7% for the three months ended June 30, 2020 and 2019, respectively.  This percentage increase is a direct result of two inter-related factors. First, was the arrival of the COVID-19 pandemic and the State of Colorado mandate to close all restaurants except for pick up/delivery orders and second was the ongoing fixed costs of all our locations.

Gross Profit

Our restaurant operations gross profit was $2,436 and $49,637 for the three months ended June 30, 2020 and 2019, respectively. Our restaurant gross profit, as a percentage of sales, was approximately 0.3% and 5.3% for the three months ended June 30, 2020 and 2019, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2020 because of the COVID-19 pandemic and the State of Colorado mandate to close all restaurants except for pick up/delivery orders and the ongoing fixed costs of all our locations.

Our ongoing restaurant gross profit, as a percentage of gross sales was higher in 2019 as a result of the COVID-19 pandemic and the State of Colorado mandate to close all restaurants except for pick up/delivery orders and the ongoing fixed costs of all our locations.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $241,176 compared to $558,409 for the three months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $626,761 compared to a net loss of $1,185,514 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue

For the six months ended June 30, 2020, revenue generated was $1,501,971, as compared to $1,784,039 for the six months ended June 30, 2019. The year over year decrease of approximately 15.8% was mainly attributable to the arrival of the COVID-19 pandemic and the State of Colorado mandate to close all restaurants, except for pick up/delivery orders. As a result of the lack of pick up/delivery orders at our Mexican restaurant location, this location was closed from late March until the end of June. We took this time period to rebrand this location into our new Kalaka Mexican Kitchen concept. It reopened in July 2020. The decline in revenue is principally from this location and our downtown location. The downtown location suffered the largest decline as a result of the lock down because people were not going to downtown offices; the two university campus’ within walking distance of the location closed; the 16th Street mall (a significant tourist draw) - 1 block away -  closed; Coors Field (4 blocks away) closed and the Colorado Rockies suspended play; all downtown events normally held in the spring and summer were cancelled; all other draws to downtown such as theatre, opera, symphony, museums, etc. closed.

Cost of Sales

Ongoing restaurant cost of sales decreased to $1,533,644 from $1,752,439, or 12.5%. This decrease was primarily due to the COVID-19 pandemic. Our ongoing restaurant cost of sales, as a percentage of sales, was approximately 102.1% and 98.2% for the six months ended June 30, 2020 and 2019, respectively. Our restaurant fixed costs drove up our cost of sales.

Gross Profit

Our ongoing restaurant operations gross profit was ($31,673) and $31,600 for the six months ended June 30, 2020 and 2019, respectively. Our ongoing restaurant gross profit, as a percentage of sales, was approximately (2.1%) and 1.8% for the six months ended June 30, 2020 and 2019, respectively.

Our ongoing restaurant gross profit, as a percentage of gross sales was lower in 2020 because of the COVID-19 pandemic and our restaurant fixed costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $481,249 compared to $902,241 for the six months ended June 30, 2019.

Net Loss

Net income for the six months ended June 30, 2020, was $474,671 compared to a net loss of $2,307,995 for the six months ended June 30, 2019. The $1,897,020 gain in the change of derivative fair value resulted in our net income for the six months ended June 30, 2020.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased $634,007 for the six months ended June 30, 2020.

Financing Activities

During the six months ended June 30, 2020, we received proceeds of $61,036 from issuance of notes payable and $247,548 in stockholder advances and repaid $31,928 of third party loans. We received a $298,700 loan under the SBA PPP program and $771,400 in loans and $36,000 in grants under the SBA EIDL program.

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

US Small Business Administration Economic Injury Disaster Loans (EIDL)

In May 2020, the Company, through one of its operating LLC subsidiaries, received a SBA EIDL in the amount of $21,900. In June 2020, the Company, through five of its operating LLC subsidiaries received five SBA EIDL in the total amount of $771,400 and EIDL Grants totaling $36,000. The EIDL are 30 year loans carrying a 3.75% interest rate with the first payment due in June 2021. The Grants do not get repaid.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of June 30, 2020, and 2019, respectively.

Operating Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840,  Leases (Topic 840). Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our leases, for the premises we occupy for the Illegal Burger Arvada, Illegal Burger Writer Square, Illegal Burger Capital Hill and Illegal Burger CitiSet were classified as operating leases as of June 30, 2020. Operating lease expense is recognized on a straight-line basis over the term of the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 of Notes to the Financial Statements.)

COVID-19 pandemic

The short term impact of COVID-19 are the result of government directives, first from the City of Denver, CO, and subsequently from the States of Colorado and Florida requiring only pick-up and delivery orders of food and beverages. Under these directives we were required to close our dining areas in all our restaurants. This has caused a fall-off in business, which has been somewhat offset by an increase in pick-up and delivery orders. We have been able to keep our restaurants open for pick-up and delivery orders. This in turn has allowed us to continue to employ our staff at the restaurants. We intend to continue to pay our employees through this crisis in the hopes that once the crisis has passed and we will be allowed to return to more normal operations we can do so quickly by bringing our existing staff back in without having to train a large number of new staff. Our Denver area locations were allowed to resume 50% of dining facilities beginning on May 29, 2020.

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

The Company temporarily closed our El Senor Sol - Evergreen, CO location because it was not receiving sufficient take out/delivery orders to make sense remaining open. The Company elected to re-brand this location during this period. The Company had been seeking to complete a re-branding in a way that would cause the least financial harm. The pandemic provided a perfect opportunity. The location’s new brand is Kalaka Mexican Kitchen, which reopened in July 2020.

The State of Colorado required all restaurants to cease seating patrons and go to only pick up/delivery orders only beginning in mid-March 2020. This requirement caused a 15.8% drop in revenue for the six months ended June 30, 2020 over the same period in 2019.

The future impact of the pandemic is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results. The extent of the impact, if any, will depend on future developments, including actions taken to contain the corona virus.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

In the third quarter 2020, the Company issued 343,235,349 shares of common stock valued at $34,324 to settle $10,547 of convertible debt.

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

WEST COAST VENTURES GROUP CORP.
(Registrant)

Dated: August 19, 2020	/s/ James M. Nixon
James M. Nixon
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)